Form 10-Q
period 2020-07-31
NCINO, INC.
filed 2020-09-10
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __to __
Commission File Number: 001-39380

nCino, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	46-4353148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6770 Parker Farm Drive
Wilmington, North Carolina 28405
(Address of principal executive offices including zip code)

(888) 676-2466
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0005 per share	NCNO	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 91,149,949 shares of common stock, $0.0005 par value per share, as of August 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
As used in this report, the terms “nCino,” the “Company,” “Registrant,” “we,” “us,” and “our” mean nCino, Inc. and its subsidiaries unless the context indicates otherwise.
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2020	July 31, 2020
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (VIE: $8,892 and $8,635 at January 31, 2020 and July 31, 2020, respectively)	$91,184	$388,191
Accounts receivable, less allowance for doubtful accounts of $0 and $622 at January 31, 2020 and July 31, 2020, respectively	34,205	30,228
Accounts receivable, related parties	9,201	—
Costs capitalized to obtain revenue contracts, current portion, net	3,608	4,007
Prepaid expenses and other current assets	7,079	7,152
Total current assets	145,277	429,578
Property and equipment, net	13,477	14,591
Costs capitalized to obtain revenue contracts, noncurrent, net	7,000	7,817
Goodwill	55,840	56,527
Intangible assets, net	26,093	24,636
Other long-term assets	2,464	650
Total assets	$250,151	$533,799
Liabilities, Redeemable Non-Controlling Interest, and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,258	$2,188
Accounts payable, related parties	3,408	4,018
Accrued commissions	7,862	4,701
Other accrued expenses	4,922	4,820
Deferred rent, current portion	183	208
Deferred revenue, current portion	50,929	84,288
Deferred revenue, current portion, related parties	8,013	—
Total current liabilities	76,575	100,223
Deferred income taxes, noncurrent	194	234
Deferred rent, noncurrent	1,558	1,468
Other long-term liabilities	195	—
Total liabilities	78,522	101,925
Commitments and Contingencies (Notes 8, 11 and 12)
Redeemable non-controlling interest (Note 3)	4,356	4,384
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 and 10,000,000 shares authorized as of January 31, 2020 and July 31, 2020, respectively; and none issued and outstanding as of January 31, 2020 and July 31, 2020, respectively	—	—
Common stock, $0.0005 par value; 0 and 500,000,000 shares authorized as of January 31, 2020 and July 31, 2020, respectively; 0 and 91,122,356 shares issued and outstanding as of January 31, 2020 and July 31, 2020, respectively	—	46
Voting common stock, $0.0005 par value; 99,708,247 and 0 shares authorized as of January 31, 2020 and July 31, 2020, respectively; 75,596,007 and 0 shares issued and outstanding as of January 31, 2020 and July 31, 2020, respectively	38	—
Non-voting common stock, $0.0005 par value; 10,291,753 and 0 shares authorized as of January 31, 2020 and July 31, 2020, respectively; 5,931,319 and 0 shares issued and outstanding as of January 31, 2020 and July 31, 2020, respectively	3	—
Additional paid-in capital	288,564	567,314
Accumulated other comprehensive (loss) income	(408)	202
Accumulated deficit	(120,924)	(140,072)
Total stockholders’ equity	167,273	427,490
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$250,151	$533,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Revenues
Subscription (related parties $2,112, $0, $3,867 and $2,439, respectively)	$23,110	$39,351	$44,142	$74,182
Professional services	8,868	9,414	17,672	19,295
Total revenues	31,978	48,765	61,814	93,477
Cost of Revenues
Subscription[1] (related party $5,361, $8,700, $10,420 and $16,210, respectively)	7,083	11,920	13,585	22,019
Professional services[1]	7,687	10,667	15,223	19,434
Total cost of revenues	14,770	22,587	28,808	41,453
Gross profit	17,208	26,178	33,006	52,024
Operating Expenses
Sales and marketing[1]	10,453	15,626	18,468	27,852
Research and development[1]	8,272	15,292	15,638	26,257
General and administrative[1]	6,430	10,953	10,339	17,879
Total operating expenses	25,155	41,871	44,445	71,988
Loss from operations	(7,947)	(15,693)	(11,439)	(19,964)
Non-operating Income (Expense)
Interest income	265	55	583	211
Other	(618)	1,117	(727)	597
Loss before income tax expense	(8,300)	(14,521)	(11,583)	(19,156)
Income tax expense	202	203	338	400
Net loss	(8,502)	(14,724)	(11,921)	(19,556)
Net loss attributable to redeemable non-controlling interest (Note 3)	—	(232)	—	(408)
Adjustment attributable to redeemable non-controlling interest (Note 3)	—	154	—	267
Net loss attributable to nCino, Inc.	$(8,502)	$(14,646)	$(11,921)	$(19,415)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.11)	$(0.17)	$(0.16)	$(0.23)
Weighted average number of common shares outstanding:
Basic and diluted	76,420,098	84,629,777	76,206,900	83,112,132
1Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Cost of subscription revenues	$69	$242	$137	$303
Cost of professional services revenues	302	2,282	623	2,548
Sales and marketing	315	3,346	607	3,661
Research and development	305	3,031	611	3,340
General and administrative	1,501	4,368	1,623	4,468
Total stock-based compensation expense	$2,492	$13,269	$3,601	$14,320
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Net loss	$(8,502)	$(14,724)	$(11,921)	$(19,556)
Other comprehensive income:
Foreign currency translation	391	467	449	779
Other comprehensive income	391	467	449	779
Comprehensive loss	(8,111)	(14,257)	(11,472)	(18,777)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	—	(232)	—	(408)
Foreign currency translation attributable to redeemable non-controlling interest	—	78	—	169
Comprehensive loss attributable to redeemable non-controlling interest	—	(154)	—	(239)
Comprehensive loss attributable to nCino, Inc.	$(8,111)	$(14,103)	$(11,472)	$(18,538)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 31, 2019
	Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, April 30, 2019	70,318,021	$35	5,701,435	$3	$172,152	$37	$(96,749)	$75,478
Stock issuance related to business combinations	1,438,805	1	—	—	23,811	—	—	23,812
Exercise of stock options	56,269	—	—	—	265	—	—	265
Stock-based compensation	—	—	—	—	2,492	—	—	2,492
Other comprehensive income	—	—	—	—	—	391	—	391
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	(8,502)	(8,502)
Balance, July 31, 2019	71,813,095	$36	5,701,435	$3	$198,720	$428	$(105,251)	$93,936

	Three Months Ended July 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, April 30, 2020	—	$—	75,651,808	$38	5,931,319	$3	$289,624	$(187)	$(125,580)	$163,898
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—	—	(4,534)	—	—	(4,534)
Exercise of stock options	500	—	269,729	—	—	—	739	—	—	739
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,269	—	—	13,269
Other comprehensive income	—	—	—	—	—	—	—	389	—	389
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(154)	—	(14,492)	(14,646)
Balance, July 31, 2020	91,122,356	$46	—	$—	—	$—	$567,314	$202	$(140,072)	$427,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 31, 2019
	Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2019	70,186,189	$35	5,701,435	$3	$170,771	$(21)	$(104,752)	$66,036
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	—	—	—	11,422	11,422
Stock issuance related to business combinations	1,438,805	1	—	—	23,811	—	—	23,812
Exercise of stock options	188,101	—	—	—	537	—	—	537
Stock-based compensation	—	—	—	—	3,601	—	—	3,601
Other comprehensive income	—	—	—	—	—	449	—	449
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	(11,921)	(11,921)
Balance, July 31, 2019	71,813,095	$36	5,701,435	$3	$198,720	$428	$(105,251)	$93,936

	Six Months Ended July 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2020	—	$—	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—		(4,534)	—	—	(4,534)
Exercise of stock options	500	—	325,530	—	—	—	861	—	—	861
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,320	—	—	14,320
Other comprehensive income	—	—	—	—	—	—	—	610	—	610
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(267)	—	(19,148)	(19,415)
Balance, July 31, 2020	91,122,356	$46	—	$—	—	$—	$567,314	$202	$(140,072)	$427,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2019	2020
Cash Flows from Operating Activities
Net loss attributable to nCino, Inc.	$(11,921)	$(19,415)
Net loss and adjustment attributable to redeemable non-controlling interest	—	(141)
Net loss	(11,921)	(19,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,451	3,500
Amortization of costs capitalized to obtain revenue contracts	1,532	2,430
Stock-based compensation	3,601	14,320
Deferred income taxes	76	40
Provision for (recovery of) bad debt	(105)	619
Change in operating assets and liabilities:
Accounts receivable	38	3,365
Accounts receivable, related parties	4,178	9,201
Costs capitalized to obtain revenue contracts	(1,836)	(3,615)
Prepaid expenses and other assets	(131)	(13)
Accounts payable and accrued expenses and other liabilities	(2,085)	(4,115)
Accounts payable, related parties	453	620
Deferred rent	1,066	(65)
Deferred revenues	18,173	33,188
Deferred revenues, related parties	(3,783)	(8,013)
Net cash provided by operating activities	10,707	31,906
Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	(48,219)	—
Purchases of property and equipment	(2,624)	(2,936)
Net cash used in investing activities	(50,843)	(2,936)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,375
Payments of costs related to initial public offering	—	(1,345)
Exercise of stock options	537	861
Net cash provided by financing activities	537	267,891
Effect of foreign currency exchange rate changes on cash and cash equivalents	534	146
Net (decrease) increase in cash and cash equivalents	(39,065)	297,007
Cash and Cash Equivalents, beginning of period	74,347	91,184
Cash and Cash Equivalents, end of period	$35,282	$388,191
Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$289	$236
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$138	$86
Fair value of common stock issued as consideration for business acquisition	$23,812	$—
Costs related to initial public offering, accrued but not paid	$—	$1,420
Costs related to initial public offering, reclassified from other long term assets to equity	$—	$1,769
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Organization and Description of Business
Description of Business: nCino, Inc. is a software-as-a-service (SaaS) company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has offices in Salt Lake City, Utah; London, United Kingdom; Sydney, Australia; Melbourne, Australia; Toronto, Canada; and Tokyo, Japan.
Initial Public Offering: On July 13, 2020, the Company's Registration Statement on Form S-1 relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). Prior to the closing of the IPO, the Company's certificate of incorporation was amended such that all outstanding shares of voting common stock and non-voting common stock were reclassified into a single class of stock designated as common stock which has one vote per share. In addition, effective upon the closing of the IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to issue, par value $0.0005, was increased to 500,000,000 shares and the total number of shares of preferred stock, par value $0.001, was increased to 10,000,000 shares. In connection with the IPO, the Company issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of July 31, 2020).
Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in other long-term assets. Upon consummation of the IPO, these costs were offset against the proceeds from the IPO and recorded in additional paid-in capital.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included for the Company’s audited January 31, 2020 consolidated financial statements contained in the Company's final prospectus for its IPO dated as of July 13, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 14, 2020. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. Refer to the variable interest entity section below and Note 3 for additional information regarding the Company’s variable interest entity.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2021 or any future period.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity or VIE. nCino K.K. is considered a VIE as it has insufficient equity capital to finance its

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 2. Summary of Significant Accounting Policies (Continued)
activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. Refer to Note 3 for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the unaudited condensed consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, stand-alone selling price, and other revenue items requiring significant judgement; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; fair value of contingent consideration; the useful lives of intangible assets; the valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents exceeded the Federal deposit insurance limit at January 31, 2020 and July 31, 2020. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions.
As of January 31, 2020, two customers represented 22% of accounts receivable, 11% of which was from a customer who is an equity holder. In the quarter ended July 31, 2020, the equity holder no longer qualifies as a related party of the Company and the amounts disclosed related to such equity holder are presented as a related party through April 30, 2020, only. As of July 31, 2020, one customer represented 12% of accounts receivable. For the three and six months ended July 31, 2019 and 2020, no individual customer represented more than 10% of the Company’s total revenues.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. We recognize a contract asset in the form of accounts receivable when we have an unconditional right to payment, and we record a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 2. Summary of Significant Accounting Policies (Continued)
professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses.
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable and current market and economic conditions.
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$167	$123	$—
Charged to (recovery of) bad debt expense	—	452	(105)	619
Write off of uncollectible accounts	—	—	(18)	—
Translation adjustments	—	3	—	3
Balance, end of period	$—	$622	$—	$622
Recently Adopted Accounting Guidance:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company adopted the standard effective February 1, 2020. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The Company prospectively adopted the standard effective February 1, 2020. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). ASU 2018-17 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. The adoption of this standard did not impact the Company’s unaudited condensed consolidated financial statements or related disclosures upon adoption, because the Company did not, and currently does not, have any indirect interests through related parties under common control for which it receives decision-making fees.
Recent Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 2. Summary of Significant Accounting Policies (Continued)
2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on 10-K for the fiscal year ended January 31, 2022. The Company is currently evaluating the impact of this standard to the Company's financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on 10-K for the fiscal year ended January 31, 2022. The Company is currently evaluating the impact of this standard to the Company's financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on 10-K for the fiscal year ended January 31, 2022. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of July 31, 2020, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets and the balance is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded within retained earnings or, in the absence of retained earnings, additional paid-in capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.3 million at July 31, 2020.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest (Continued)
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$4,384	$—	$4,356
Net loss attributable to redeemable non-controlling interest	—	(232)	—	(408)
Foreign currency translation	—	78	—	169
Adjustment to redeemable non-controlling interest	—	154	—	267
Balance, end of period	$—	$4,384	$—	$4,384
Note 4. Fair Value of Financial Instruments
The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1. Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2. Significant other inputs that are directly or indirectly observable in the marketplace.
Level 3. Significant unobservable inputs which are supported by little or no market activity.
The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value as of January 31, 2020 and July 31, 2020 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2020 and July 31, 2020 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$67,119	$—	$—
Total assets	$67,119	$—	$—
Liabilities:
Contingent consideration (included in other long-term liabilities)	$—	$—	$195
Total liabilities	$—	$—	$195

	Fair value measurements on a recurring basis as of July 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$353,857	$—	$—
Total assets	$353,857	$—	$—
Liabilities:
Contingent consideration (included in other accrued expenses)	$—	$—	$209
Total liabilities	$—	$—	$209

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 4. Fair Value of Financial Instruments (Continued)
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The Company added contingent consideration, a Level 3 measurement, on October 18, 2019 with the acquisition of FinSuite Pty Ltd. Changes in fair value of the contingent consideration are recorded in the unaudited condensed consolidated statements of operations within other income. The Company’s contingent consideration is valued using a probability weighted discounted cash flow analysis. A reconciliation of the balance for contingent consideration obligations for the three and six months ended July 31, 2020 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$190	$—	$195
Acquisitions	—	—	—	—
Change in fair value	—	—	—	—
Translation adjustments	—	19	—	14
Balance, end of period	$—	$209	$—	$209
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
United States	$29,653	$44,049	$57,332	$84,520
International	$2,325	$4,716	$4,482	$8,957
	$31,978	$48,765	$61,814	$93,477
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2020 and July 31, 2020:

	As of January 31, 2020	As of July 31, 2020
Trade accounts receivable	$32,686	$29,082
Unbilled accounts receivable	1,425	1,321
Allowance for doubtful accounts	—	(622)
Other accounts receivable	94	447
Total accounts receivable, net	$34,205	$30,228

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated
Note 5. Revenues (Continued)
Deferred Revenue and Remaining Performance Obligation
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2020, $43.1 million of revenues were recognized that were included in the balance of deferred revenue as of January 31, 2020.
Transaction price allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenues in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals, average contract terms and foreign currency exchange rates. The Company applies practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were $455.7 million as of July 31, 2020. The Company expects to recognize 66% of its remaining performance obligation as revenues in the next 24 months, 30% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Business Combinations
Visible Equity, LLC
On July 8, 2019, the Company acquired all outstanding membership interests of Visible Equity, LLC (“Visible Equity”) which provides financial analytics, portfolio management and compliance solutions to banks and credit unions. The Company acquired Visible Equity for its product offerings and the domain expertise of its employees. Visible Equity is headquartered in Salt Lake City, Utah.
The acquisition-date fair value of the consideration transferred is as follows:

Total Consideration
Cash consideration to members	$49,428
Voting common stock issued (1,438,805 shares)	23,812
Total consideration	$73,240
The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The measurement period ended one year from the acquisition date.
Finsuite Pty Ltd
On October 18, 2019, the Company, through its wholly-owned subsidiary, nCino APAC Pty Ltd, acquired all of the outstanding shares of FinSuite Pty Ltd (“FinSuite”). The Company acquired FinSuite to enhance the Company’s data recognition capabilities, including of complex, unstructured data. FinSuite is headquartered in Melbourne, Australia.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Business Combinations (Continued)
The acquisition-date fair value of the consideration transferred is as follows:

Total Consideration
Cash consideration to shareholders	$3,928
Cash consideration to settle debt	137
Voting common stock issued (63,967 shares)	1,392
Contingent consideration - cash payment	197
Contingent consideration - voting common stock	5,857
Total consideration	$11,511
The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The measurement period will end one year from the acquisition date.
Contingent consideration includes two tranches of earn-out arrangements based upon the attainment of post-acquisition product development milestones. The first tranche includes an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of voting common stock (together, the “Initial Tranche Earn-Out”). The Initial Tranche Earn-Out is conditioned upon the development of a stated product in accordance with mutually agreed upon functional requirements within a certain period from the date of acquisition. The second tranche includes an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of voting common stock (together, the “Final Tranche Earn-Out”). The Final Tranche Earn-Out is conditioned upon a customer’s use of the stated product in a production environment according to the mutually agreed upon functional requirements within a certain period from the date of acquisition. The Final Tranche Earn-Out is not conditioned upon the achievement of the Initial Tranche Earn-Out.
The cash portion of the contingent consideration of $0.2 million is included in other long-term liabilities and other accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2020 and July 31, 2020, respectively. The share portion of the contingent consideration was recorded as of the acquisition date and is reflected as a component of stockholders’ equity in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2020 and July 31, 2020.
Note 7. Intangible Assets and Goodwill
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2020			As of July 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$6,008	$(695)	$5,313	$6,172	$(1,477)	$4,695
Customer relationships	21,706	(937)	20,769	21,714	(1,773)	19,941
Trademarks	125	(114)	11	127	(127)	—
	$27,839	$(1,746)	$26,093	$28,013	$(3,377)	$24,636

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 7. Intangible Assets and Goodwill (Continued)
The Company recognized amortization expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Cost of revenues	$60	$378	$60	$747
Sales and marketing	105	418	105	835
General and administrative	12	—	12	10
Total amortization expense	$177	$796	$177	$1,592
The expected future amortization expense for intangible assets as of July 31, 2020 is as follows:

Fiscal Year Ending January 31,
2021 (remaining)	1,606
2022	3,212
2023	3,212
2024	2,511
2025	1,670
Thereafter	12,425
$24,636
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.
Goodwill
The carrying amount of goodwill was $55.8 million and $56.5 million as of January 31, 2020 and July 31, 2020, respectively. The change in goodwill is due to translation adjustments and was $0.0 million and $0.9 million for the three months ended July 31, 2019 and 2020, respectively, and $0.0 million and $0.7 million for the six months ended July 31, 2019 and 2020, respectively.
Note 8. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and six months ended July 31, 2019 and 2020 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $5.4 million and $8.7 million for the three months ended July 31, 2019 and 2020, respectively and $10.4 million and $16.2 million for the six months ended July 31, 2019 and 2020, respectively. See also Note 12.
Note 9. Stockholders’ Equity
Pursuant to the fourth certificate of amendment to the Company's third amended and restated certificate of incorporation dated July 6, 2020, each share of voting and non-voting common stock issued and outstanding prior to the effectiveness was reclassified into a single class of stock designated as common stock which has one vote per share. Subsequent to the effectiveness of the Company's amended and restated certificate of incorporation, the Company's common stock consists

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 9. Stockholders’ Equity (Continued)
of 500,000,000 authorized shares, par value $0.0005 per share and the Company's preferred stock consists of 10,000,000 authorized shares, par value $0.001 per share.
At July 31, 2020, the Company committed a total of 24,785,528 shares of common stock for future issuance as follows:

Issued and outstanding stock options	7,464,094
Nonvested issued and outstanding restricted stock units ("RSUs")	2,041,093
Possible issuance under stock plans	15,280,341
24,785,528
Note 10. Stock-Based Compensation
Equity Incentive Plans
The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based award and other stock-based awards. As of July 31, 2020, the Company had stock options outstanding under the 2014 Stock Plan ("2014 Plan") and the 2019 Equity Incentive Plan had stock options and RSUs outstanding. As of July 31, 2020, the Company also has an employee stock purchase plan.
In connection with the IPO, the Board of Directors adopted and stockholders approved an amended and restated 2019 Equity Incentive Plan ("2019 Plan") to, among other things as defined in the 2019 Plan document, increase the available shares under the Plan to 15,250,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending January 31, 2022, and continuing until, and including, the fiscal year ending January 31, 2031. The annual increase will be equal to the lesser of (i) 5% of the number of shares issued and outstanding as of January 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. The Company ceased granting awards under the 2014 Plan during the fiscal year ended January 31, 2020, and all shares that remained available for issuance under the 2014 Plan were transferred to the 2019 Plan prior to the closing of the IPO. Additionally, the number of shares available under the 2019 Plan shall be increased by the number of shares outstanding under the 2014 Plan that expire, terminate or are canceled without having been exercised or settled in full.
Stock Options
Stock option activity during the six months ended July 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2020	7,837,023	$5.39
Granted	—	—
Expired or forfeited	(46,899)	10.87
Exercised	(326,030)	2.64
Outstanding, July 31, 2020	7,464,094	$5.48
Exercisable, July 31, 2020	5,542,247	$4.07
Fully vested or expected to vest, July 31, 2020	6,717,685	$5.48
As of July 31, 2020, there was $5.5 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 and 2019 Plans. That cost is expected to be recognized over a weighted average period of 1.53 years.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 10. Stock-Based Compensation (Continued)
Restricted Stock Units
Restricted stock unit (“RSU”) activity during the six months ended July 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2020	948,119	$21.75
Granted	1,120,054	20.07
Vested[1]	(17,500)	20.00
Forfeited	(9,580)	21.53
Nonvested, July 31, 2020	2,041,093	$20.84
1Includes 17,500 RSUs that were not issued and outstanding as of July 31, 2020.
The RSUs granted prior to the IPO vest upon the satisfaction of both a service-based, generally over 4 years, vesting 25% annually, and liquidity event-based vesting condition. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually and some over three years. The liquidity event-based condition was satisfied upon the completion of the IPO and the Company recognized an expense of $12.2 million in cost of revenues and operating expenses for RSUs as of that date, using the accelerated attribution recognition method.
As of July 31, 2020, total unrecognized compensation expense related to non-vested RSUs was $30.7 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. The weighted-average period to be recognized is 3.52 years.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code) and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of July 31, 2020, 1,800,000 shares of common stock remain available for grant under the ESPP.
The ESPP permits employees to purchase the Company's common stock through payroll deductions during six month offerings. The offering periods begin each January 1 and July 1, or such other period determined by the compensation committee. Eligible employees will purchase the shares at a price per share equal to the lesser of (i) 85% of the fair market value of a share of the Company's common stock on the first business day of such offering period and (ii) 85% of the fair market value of share of the Company's common stock on the last business day of such offering period, although the compensation committee has discretion to change the purchase price with respect to future offering periods, subject to terms of the ESPP.
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities and a portion of its equipment and licenses under various non-cancellable agreements, which expire at various times through July 2028 and require various minimum annual rentals.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 11. Commitments and Contingencies (Continued)
The Company’s agreements for the facilities and certain services provide the Company with the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.
Total lease expense amounted to $2.1 million and $2.7 million for the three months ended July 31, 2019 and 2020, respectively and $3.9 million and $5.4 million for the six months ended July 31, 2019 and 2020, respectively.
Indemnification
In the ordinary course of business, the Company generally includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, and the Company’s directors and officers. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying unaudited condensed consolidated financial statements.
Note 12. Related-Party Transactions
The Company’s main vendor is also an equity holder in the Company. Total payments related to the agreement with the related party are disclosed in Note 8. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company signed a three-year, non-cancellable agreement with the related party in December 2015 for the purchase of services and renewed in December 2018 for an additional two years. Total payments to the related party for these services recorded to expenses were $0.3 million and $0.3 million for the three months ended July 31, 2019 and 2020, respectively, and $0.5 million and $0.6 million for the six months ended July 31, 2019 and 2020, respectively and $1.1 million and $0.5 million were in prepaid expenses and other current assets as of January 31, 2020 and July 31, 2020, respectively. Accounts payable to the related party were $3.3 million and $4.0 million at January 31, 2020 and July 31, 2020, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020 certain equity holders no longer qualified as a related party of the Company and the amounts disclosed related to them are presented through April 30, 2020 only. Included in revenues from three equity holders, who are also customers of the Company, are $2.1 million and $0.0 million for the three months ended July 31, 2019 and 2020, respectively, and $4.3 million and $2.8 million for the six months ended July 31, 2019 and 2020, respectively. Deferred revenue, current portion, related parties was $8.0 million and $0.0 million as of January 31, 2020 and July 31, 2020, respectively. Accounts receivable, related parties was $9.2 million and $0.0 million as of January 31, 2020 and July 31, 2020, respectively.
The Company has a banking relationship with one of its equity holders who was formerly considered a related party. In the quarter ended July 31, 2020, the equity holder no longer qualifies as a related party of the Company and the amounts disclosed related to such equity holder are presented as a related party through April 30, 2020, only. Included in interest income is $0.2 million and $0.0 million for the three months ended July 31, 2019 and 2020, respectively, and $0.4 million and $0.1 million for the six months ended July 31, 2019 and 2020, respectively.
The Company made an agreement with one of its equity holders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In July 2019, the agreement was extended for an additional three years. As of July 31, 2020, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equity holder no longer qualifies as a related party of the Company and the amounts disclosed related to such equity holder are presented as a related party through April 30, 2020, only. There were no amounts spent for the three months ended July 31, 2019 and 2020 and $0.02 million and $0.0 million for the six months ended July 31, 2019 and 2020, respectively. As of July 31, 2020, there was a $0.2 million obligation remaining which is expected to be fulfilled within one year.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 13. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2019 and 2020 and for the six months ended July 31, 2019 and 2020 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Basic loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(8,502)	$(14,646)	$(11,921)	$(19,415)
Denominator
Weighted-average common shares outstanding	76,420,098	84,629,777	76,206,900	83,112,132
Basic loss per share attributable to nCino, Inc.	$(0.11)	$(0.17)	$(0.16)	$(0.23)
Dilutive loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(8,502)	$(14,646)	$(11,921)	$(19,415)
Denominator
Weighted-average common shares outstanding	76,420,098	84,629,777	76,206,900	83,112,132
Dilutive loss per share attributable to nCino, Inc.	$(0.11)	$(0.17)	$(0.16)	$(0.23)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	July 31,
	2019	2020
Stock options issued and outstanding	8,008,329	7,464,094
Nonvested RSUs issued and outstanding	—	2,041,093

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our final prospectus related to our IPO, dated July 13, 2020, filed with the SEC, pursuant to Rule 424(b)(4). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 20" refer to the fiscal year ended January 31, 2020.
Overview
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks and credit unions with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System, digitizes, automates and streamlines inefficient and complex processes and workflow, and utilizes data analytics and artificial intelligence and machine learning ("AI/ML") to enable financial institutions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts and manage regulatory compliance. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions and new market entrants, such as challenger banks. Our customers deploy and utilize our digital platform, which can be accessed anytime, anywhere and from any internet-enabled device, for mission critical functions across their organizations.
Built as a single, multi-tenant SaaS platform, the nCino Bank Operating System transforms the way financial institutions operate, go to market and interact with their clients, while delivering measurable return on investment by enabling them to:
•digitally serve their clients across commercial, small business and retail lines of business,
•improve financial results,
•operate more efficiently,
•manage risk and compliance more effectively, and
•establish a data, audit and business intelligence hub.
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced our solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe and APAC. In fiscal 2020, we acquired Visible Equity and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nCino IQ ("nIQ"). nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions.
We offer our solution on a SaaS basis under multi-year contracts and recognize subscription revenues ratably over the term of the contract. Our customers may initially purchase our solution for client onboarding, loan origination and/or deposit account opening for a single line of business or geography. Once this initial solution is in production, we seek to deploy additional applications and expand within and across additional lines of business or geographies. The expansion from our original focus on commercial and small business loan origination to retail loan origination, client onboarding, deposit account opening and, most recently, analytics and AI/ML applications, has enhanced our ability to increase adoption of our solution by our customers.

We sell our solution directly through our business development managers, account executives, field sales engineers and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of July 31, 2020, we had 140 sales and sales support personnel in the United States, and 53 sales and support personnel in offices outside the United States.
To help customers go live with our solution and achieve success, we offer professional services including configuration and implementation, training and advisory services. For larger financial institutions, we generally work with systems integrators ("SIs") such as Accenture, Deloitte, PwC and West Monroe Partners for the delivery of professional services, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our sales and to increasingly outsource professional services for smaller banks and credit unions to SIs in the future. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
To support our growth and capitalize on what we believe is a compelling market opportunity, we have significantly increased our operating expenses across all aspects of our business. In research and development, we have focused on product improvements and the development of new functionality, while simultaneously leveraging the Salesforce Platform such that our development is heavily focused on vertical-specific solutions for financial institutions. Similarly, to grow our customer base, we have invested heavily in sales and marketing both in the United States and internationally. We have also increased our general and administrative spending to support our growing operations and for operating as a new public company.
For the three months ended July 31, 2020 and 2019, our total revenues were $48.8 million and $32.0 million, respectively, representing a 52.5% increase, and our subscription revenues were $39.4 million and $23.1 million, respectively, representing a 70.3% increase. We had net losses attributable to nCino of $14.6 million and $8.5 million for the three months ended July 31, 2020 and 2019, respectively. For the six months ended July 31, 2020 and 2019, our total revenues were $93.5 million and $61.8 million, respectively, representing a 51.2% increase, and our subscription revenues were $74.2 million and $44.1 million, respectively, representing a 68.1% increase. We had net losses attributable to nCino of $19.4 million and $11.9 million for the six months ended July 31, 2020 and 2019, respectively.
Recent Development
Initial Public Offering. On July 13, 2020, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. In connection with the IPO, we issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of July 31, 2020).
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 9.7% of our total revenues for the three months ended July 31, 2020, and 9.6% for the six months ended July 31, 2020. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of the nCino Bank Operating System by our customers requires a period of implementation and configuration services that can range from as little as three months for community banks to over 18 months for global financial institutions. As a result, during the initial go-live period for a customer, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues as our overall business grows.
COVID-19 Effects on Demand for Our Solution. To help our customers service demand for Paycheck Protection Program (PPP) loans under the CARES Act beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications and have provided more than $50 billion in funding for their small business clients.
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution may have had the effect of pulling forward demand that might have otherwise materialized as new business later in the fiscal year and that, coupled with the disruptive effect of COVID-19 on the economy more generally, may have the effect of reducing new business later in fiscal 2021 and moderating revenue growth rates in fiscal 2022. In addition, our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest heavily in sales and marketing both in the United States and internationally to further grow our business, and increase our general and administrative spending to support our growing operations and for operating as a new public company. As such, to capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth, and as a result continue experiencing operating losses, for the foreseeable future.
Non-GAAP Financial Measure
In addition to providing financial measurements based on GAAP, we provide an additional financial metric that is not prepared in accordance with GAAP (non-GAAP). Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
Accordingly, we believe that this financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects. Although the calculation of non-GAAP financial measures may vary from company to company, our detailed presentation may facilitate analysis and comparison of our operating results by management and investors with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results in their public disclosures. This non-GAAP financial measure is Non-GAAP Operating Loss, as discussed below.
Non-GAAP Operating Loss. Non-GAAP Operating Loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets and stock-based compensation expense. Non-GAAP Operating Loss is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. Non-GAAP Operating Loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense).
This non-GAAP financial measure does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures because they do not include all of the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other measures to evaluate their performance, or may calculate non-

GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
The following table reconciles Non-GAAP Operating Loss to Loss from Operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2020	2019	2020
GAAP Loss from Operations	$(7,947)	$(15,693)	$(11,439)	$(19,964)
Adjustments
Amortization of Intangible Assets	177	796	177	1,592
Stock-based Compensation Expense	2,492	13,269	3,601	14,320
Total Adjustments	2,669	14,065	3,778	15,912
Non-GAAP Operating Loss	$(5,278)	$(1,628)	$(7,661)	$(4,052)
Components of Results of Operations
Revenues
We derive our revenues from subscription and professional services fees.
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing the nCino Bank Operating System and maintenance and support services that we offer under non-cancellable multi-year contracts, which typically range from three to five years. Specifically, we offer:
•Client onboarding, loan origination and deposit account opening applications targeted at a financial institution’s commercial, small business and retail lines of business, for which we generally charge on a per seat basis.
•nIQ, first introduced in fiscal 2020, for which we generally charge based on the asset size of the customer or on a usage basis. Prior to our acquisitions of Visible Equity and FinSuite, they generally licensed their products under annual contracts that could be cancelled on 30-days’ notice. We will continue to support these customers under their legacy contracts until such contracts are renewed, cancelled or expire.
•Maintenance and support services as well as internal-use or “sandbox” development licenses, for which we charge as a percentage of the related subscription fees.
Our subscription revenues are generally recognized ratably over the term of the contract beginning upon activation. For new customers, we may activate a portion of seats at inception of the agreement, with the balance activated at contractually specified points in time thereafter, to pattern our invoicing after the customer’s expected rate of implementation and adoption. Subscription fees are generally charged annually in advance. Where seats are activated in stages, we charge subscription fees from the date of activation through the anniversary of the initial activation date, and annually thereafter. Maintenance and support fees, as well as development licenses, are provided over the same periods as the related subscriptions, so fees are invoiced and revenues are recognized over the same periods. Subscription fees invoiced are recorded as deferred revenue pending recognition as revenues. In certain cases, we are authorized to resell access to Salesforce’s CRM solution along with the nCino Bank Operating System. When we resell such access, we charge a higher subscription price and remit a higher subscription fee to Salesforce for these subscriptions.
Professional Services Revenues. Professional services revenues consist of fees for implementation and configuration assistance, training and advisory services. For enterprise and larger regional financial institutions, we generally work with SIs to provide the majority of implementation services, for which these SIs bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions. Revenues for implementation, training and advisory services are recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.
Cost of Revenues and Gross Margin
Cost of Subscription Revenues. Cost of subscription revenues primarily consists of fees paid to Salesforce for access to the Salesforce Platform, including Salesforce’s hosting infrastructure and data center operations. When we resell access to Salesforce’s CRM solution, cost of subscription revenues also includes the subscription fees we remit to Salesforce for providing such access. In addition, cost of subscription revenues includes personnel-related costs associated with delivering maintenance and support services, including salaries, benefits and stock-based compensation expense, travel and related costs, amortization of acquired developed technology, and allocated overhead. Our subscription gross margin will vary from period to period as a function of the utilization of support personnel and the extent to which we recognize subscription revenues from the resale of Salesforce’s CRM solution.
Cost of Professional Services Revenues. Cost of professional services revenues consists primarily of personnel-related costs associated with delivery of these services, including salaries, benefits and stock-based compensation expense, travel and related costs and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to direct labor costs. The cost of professional services revenues has increased in absolute dollars as we have added new customer subscriptions that require professional services and built-out our international professional services capabilities. Realized effective billing and utilization rates drive fluctuations in our professional services gross margin on a period-to-period basis.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. Beginning with fiscal 2020 and the adoption of Accounting Standards Update (ASU) No. 2014-09, we capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately 4 years. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of acquired customer relationships, and allocated overhead. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams in the United States and internationally to address our market opportunity.
Research and Development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation associated with our engineering, product and quality assurance personnel, as well as allocated overhead. Research and development expenses also include the cost of third-party contractors. Research and development costs are expensed as incurred. We expect research and development costs to continue to increase as we develop new functionality and make improvements to the nCino Bank Operating System.
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses and allocated overhead. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a new publicly-traded company, including legal, audit and consulting fees.
Stock-Based Compensation
We have historically recorded stock-based compensation associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the three and six months ended July 31, 2020, we have recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as the liquidity-based vesting condition was satisfied upon the IPO. On the effective date of the IPO, we recognized an expense of $12.2 million for RSUs, representing the stock-based compensation associated with RSUs for which the time-based vesting condition had already been met. Going forward, stock-based compensation for both stock options and RSUs will be recognized as the time-based vesting conditions under such awards are met.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statement of operations data for three and six months ended July 31, 2019 and 2020 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
($ In thousands, except share and per share amounts)
Revenues:
Subscription revenues	$23,110	$39,351	$44,142	$74,182
Professional services revenues	8,868	9,414	17,672	19,295
Total revenues	31,978	48,765	61,814	93,477
Cost of revenues:
Cost of subscription revenues[1]	7,083	11,920	13,585	22,019
Cost of professional services revenues[1]	7,687	10,667	15,223	19,434
Total cost of revenues	14,770	22,587	28,808	41,453
Gross profit	17,208	26,178	33,006	52,024
Operating expenses:
Sales and marketing[1]	10,453	15,626	18,468	27,852
Research and development[1]	8,272	15,292	15,638	26,257
General and administrative[1]	6,430	10,953	10,339	17,879
Total operating expenses	25,155	41,871	44,445	71,988
Loss from operations	(7,947)	(15,693)	(11,439)	(19,964)
Non-operating income (expense):
Interest income	265	55	583	211
Other	(618)	1,117	(727)	597
Loss before income tax expense	(8,300)	(14,521)	(11,583)	(19,156)
Income tax expense	202	203	338	400
Net loss	(8,502)	(14,724)	(11,921)	(19,556)
Net loss attributable to non-controlling interest	—	(232)	—	(408)
Adjustment attributable to non-controlling interest	—	154	—	267
Net loss attributable to nCino, Inc.	$(8,502)	$(14,646)	$(11,921)	$(19,415)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.11)	$(0.17)	$(0.16)	$(0.23)
Weighted average number of common shares outstanding:
Basic and diluted	76,420,098	84,629,777	76,206,900	83,112,132
1Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
Cost of subscription revenues	$69	$242	$137	$303
Cost of professional services revenues	302	2,282	623	2,548
Sales and marketing	315	3,346	607	3,661
Research and development	305	3,031	611	3,340
General and administrative	1,501	4,368	1,623	4,468
Total stock-based compensation expense	$2,492	$13,269	$3,601	$14,320

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2020	2019	2020
	(unaudited)		(unaudited)
Revenues:
Subscription revenues	72.3%	80.7%	71.4%	79.4%
Professional services revenues	27.7	19.3	28.6	20.6
Total revenues	100%	100%	100%	100%
Cost of Revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.6	30.3	30.8	29.7
Cost of professional services revenues	86.7	113.3	86.1	100.7
Total cost of revenues	46.2	46.3	46.6	44.3
Gross profit	53.8	53.7	53.4	55.7
Operating Expenses:
Sales and marketing	32.7	32.0	29.9	29.8
Research and development	25.9	31.4	25.3	28.1
General and administrative	20.1	22.5	16.7	19.1
Total operating expenses	78.7	85.9	71.9	77.0
Loss from operations	(24.9)	(32.2)	(18.5)	(21.3)
Non-operating Income (Expense)
Interest income	0.8	0.1	0.9	0.2
Other	(1.9)	2.3	(1.2)	0.6
Loss before income tax expense	(26.0)	(29.8)	(18.8)	(20.5)
Income tax expense	0.6	0.4	0.5	0.4
Net loss	(26.6)%	(30.2)%	(19.3)%	(20.9)%
Comparison of the Three and Six Months Ended July 31, 2019 and 2020
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2019		2020		2019		2020
Revenues:
Subscription revenues	$23,110	72.3%	$39,351	80.7%	$44,142	71.4%	$74,182	79.4%
Professional services revenues	8,868	27.7	9,414	19.3	17,672	28.6	19,295	20.6
Total revenues	$31,978	100.0%	$48,765	100.0%	$61,814	100.0%	$93,477	100.0%
Subscription Revenues
Subscription revenues increased $16.2 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to new customer additions, including customers added as a result of our acquisitions of Visible Equity and FinSuite, as well as expansion from existing customers within and across lines of business and price increases. Of the increase, 71.9% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, 14.0% was attributable to revenues from Visible Equity and FinSuite, and 14.1% was attributable to revenues from new nCino Bank Operating System customers. Subscription revenues were 80.7% of total revenues for the three months ended July 31, 2020 compared to 72.3% of total revenues for the three months ended July 31, 2019, reflecting the growth in our installed base.
Subscription revenues increased $30.0 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to new customer additions, including customers added as a result of our acquisitions of Visible Equity and FinSuite, as well as expansion from existing customers within and across lines of business and price increases. Of the increase, 71.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, 16.1% was attributable to revenues from Visible Equity and FinSuite, and 12.3% was attributable to revenues from new nCino Bank Operating System customers. Subscription revenues were 79.4% of total revenues for the six months ended July 31, 2020 compared to 71.4% of total revenues for the six months ended July 31, 2019, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $0.5 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Professional services revenues increased $1.6 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2019		2020		2019		2020
Cost of Revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$7,083	30.6%	$11,920	30.3%	$13,585	30.8%	$22,019	29.7%
Cost of professional services revenues	7,687	86.7	10,667	113.3	15,223	86.1	19,434	100.7
Total cost of revenues	$14,770	46.2	$22,587	46.3	$28,808	46.6	$41,453	44.3
Gross profit	$17,208	53.8	$26,178	53.7	$33,006	53.4	$52,024	55.7
Cost of Subscription Revenues
Cost of subscription revenues increased $4.8 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, generating a gross margin for subscription revenues of 69.7% compared to a gross margin of 69.4% for the three months ended July 31, 2019. Costs related to Salesforce user fees increased $3.3 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $0.6 million as we added new employees. Stock-based compensation expense increased $0.2 million related to RSUs vesting upon the IPO. Amortization expense for acquired developed technology related to the acquisition of Visible Equity and Finsuite increased $0.3 million due to amortization expense during the full period for the three months ended July 31, 2020. Other costs of subscription revenues increased $0.3 million due to data services purchased for resale.
Cost of subscription revenues increased $8.4 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, generating a gross margin for subscription revenues of 70.3% compared to a gross margin of 69.2% for the six months ended July 31, 2019. Costs related to Salesforce user fees increased $5.8 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $1.1 million as we added new employees. Stock-based compensation expense increased $0.2 million related to RSUs vesting upon the IPO. Amortization expense for acquired developed technology related to the acquisition of Visible Equity and Finsuite increased $0.7 million due to amortization expense during the full period for the six months ended July 31, 2020. Other costs of subscription revenues increased $0.5 million due to data services purchased for resale. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $3.0 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, generating a gross margin for professional services of (13.3)% compared to a gross margin of 13.3% for the three months ended July 31, 2019. Excluding the effect of additional stock-based compensation expense related to RSUs resulting from our IPO, gross margin for professional services for the three months ended July 31, 2020 was 8.0%. For the three months ended July 31, 2020, personnel costs increased $1.7 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense increased $2.0 million related to RSUs vesting upon the IPO. Allocated overhead costs increased $0.2 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $0.7 million decrease in reimbursable, and a $0.2 million decrease in non-reimbursable, travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. The decrease in our professional services gross margin for the three months ended July 31, 2020 was due to the mix of SI or Company led implementations and additional stock-based compensation expense.

Cost of professional services revenues increased $4.2 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, generating a gross margin for professional services of (0.7)% compared to a gross margin of 13.9% for the six months ended July 31, 2019. Excluding the effect of additional stock-based compensation expense related to RSUs resulting from our IPO, gross margin for professional services for the six months ended July 31, 2020 was 9.7%. For the six months ended July 31, 2020, personnel costs increased $3.3 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense increased $2.0 million related to RSUs vesting upon the IPO. Allocated overhead costs increased $0.3 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $1.1 million decrease in reimbursable, and a $0.3 million decrease in non-reimbursable, travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. The decrease in our professional services gross margin for the six months ended July 31, 2020 was due to the mix of SI or Company led implementations and additional stock-based compensation expense.
Excluding the effect of IPO associated expenses related to RSUs, we expect the cost of professional services revenues to increase in absolute dollars in the near term as we add new customer subscriptions that require professional services. For the balance of fiscal 2021, we expect reduced professional services gross margins as utilization is adversely affected by travel restrictions and work-from-home restrictions resulting from COVID-19.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2019		2020		2019		2020
Operating Expenses:
Sales and marketing	$10,453	32.7%	$15,626	32.0%	$18,468	29.9%	$27,852	29.8%
Research and development	8,272	25.9	15,292	31.4	15,638	25.3	26,257	28.1
General and administrative	6,430	20.1	10,953	22.5	10,339	16.7	17,879	19.1
Total operating expenses	25,155	78.7	41,871	85.9	44,445	71.9	71,988	77.0
Loss from operations	$(7,947)	(24.9)%	$(15,693)	(32.2)%	$(11,439)	(18.5)%	$(19,964)	(21.3)%
Sales and Marketing
Sales and marketing expenses increased $5.2 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, due to an increase of $3.4 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense increased $3.1 million related to RSUs vesting upon the IPO. The increase in sales and marketing expenses also included a $0.3 million increase in allocated overhead costs and a $0.1 million increase in outside consulting fees due to growth supporting our continued business expansion. Amortization expense for acquired customer relationships related to the acquisition of Visible Equity increased $0.3 million due to amortization expense during the full period for the three months ended July 31, 2020. The increase in sales and marketing expenses for the three months ended July 31, 2020 was partially offset by a decrease of $0.8 million in marketing costs and a decrease of $1.2 million in sales-related travel costs due to COVID-19-related travel restrictions.
Sales and marketing expenses increased $9.4 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $6.4 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense increased $3.1 million related to RSUs vesting upon the IPO. The increase in sales and marketing expenses also included a $0.8 million increase in allocated overhead costs and a $0.4 million increase in outside consulting fees due to growth supporting our continued business expansion. Amortization expense for acquired customer relationships related to the acquisition of Visible Equity increased $0.7 million due to amortization expense during the full period for the six months ended July 31, 2020. The increase in sales and marketing expenses for the six months ended July 31, 2020 was partially offset by a decrease of $0.4 million in marketing costs and a decrease of $1.6 million in sales-related travel costs due to COVID-19-related travel restrictions.
Our sales and marketing headcount grew by 49 from July 31, 2019 to July 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $7.0 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to an increase of $3.7 million in personnel costs resulting from continued

growth in headcount, a $0.4 million increase in allocated overhead costs due to growth supporting our continued business expansion and an increase of $0.3 million in the use of third-party contractors. Stock-based compensation expense increased $2.7 million related to RSUs vesting upon the IPO.
Research and development expenses increased $10.6 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to an increase of $7.2 million in personnel costs resulting from continued growth in headcount and a $0.8 million increase in allocated overhead costs due to growth supporting our continued business expansion. Stock-based compensation expense increased $2.7 million related to RSUs vesting upon the IPO.
Our research and development headcount grew by 108 from July 31, 2019 to July 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect research and development expenses to increase in absolute dollars due to higher headcount as we develop new applications and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $4.5 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019, primarily due to stock-based compensation expense of $4.2 million related to RSUs vesting upon the IPO, partially offset by $1.2 million of stock-based compensation for the accelerated vesting of an executive for the three months ended July 31, 2019 that did not occur for the three months ended July 31, 2020. Personnel costs increased $0.4 million from increased headcount as we continued to scale our business. Third party professional fees increased $0.2 million for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. Allocated overhead and other general and administrative costs increased $1.0 million, which consisted primarily of bad debt expense and insurance costs.
General and administrative expenses increased $7.5 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, primarily due to stock-based compensation expense of $4.2 million related to RSUs vesting upon the IPO, partially offset by $1.2 million of stock-based compensation for the accelerated vesting of an executive for the three months ended July 31, 2019 that did not occur for the three months ended July 31, 2020. Personnel costs increased $2.0 million from increased headcount as we continued to scale our business. Third party professional fees increased $1.0 million for the six months ended July 31, 2020 compared to the six months ended July 31, 2019, mostly attributable to costs related to the Company’s IPO. Allocated overhead and other general and administrative costs increased $1.7 million, which consisted primarily of bad debt expense, charitable contributions and insurance costs.
Our general and administrative headcount grew by 35 from July 31, 2019 to July 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth and additional expenses for our transition to, and continuing costs of, being a public company.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. In addition, we shifted our conferences and other marketing events to virtual-only for the foreseeable future. We expect these restrictions to stay in effect during the third quarter of fiscal 2021 and could extend further into future quarters. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the duration, severity and spread of the pandemic, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see, “—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of the recent coronavirus outbreak, may adversely affect our industry, business and results of operations.”

Liquidity and Capital Resources
As of July 31, 2020, we had $388.2 million in cash and cash equivalents, and an accumulated deficit of $140.1 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and collections from our customers. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We paid $1.3 million in additional IPO related costs during the six months ended July 31, 2020. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solution, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements and any potential future acquisitions. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2020 and July 31, 2020, the redeemable non-controlling interest of non-controlling interests in nCino K.K. was $4.4 million.
Cash Flows
Summary Cash Flow information for the six months ended July 31, 2019 and 2020 are set forth below.

	Six Months Ended July 31,
(In thousands)	2019	2020
Net cash provided by operating activities	$10,707	$31,906
Net cash used in investing activities	(50,843)	(2,936)
Net cash provided by financing activities	537	267,891
Net Cash Provided by Operating Activities
The $31.9 million provided by operating activities in the six months ended July 31, 2020 reflects our net loss of $19.6 million, offset by $20.9 million in non-cash charges and $30.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $25.2 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, and a $12.6 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by a $3.5 million decrease in accounts payable and accrued expenses and other liabilities, a decrease of $0.1 million in deferred rent, and payments of $3.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions.
The $10.7 million provided by operating activities in the six months ended July 31, 2019 reflects our net loss of $11.9 million, offset by $6.5 million in non-cash charges and $16.1 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $14.4 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, a $1.0 million increase in deferred rent, and a $4.2 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by a $1.6 million decrease in accounts payable and accrued expenses and other liabilities, a $0.1 million increase in prepaid expenses and other assets, and payments of $1.8 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions.
Net Cash Used in Investing Activities
We used $2.9 million in investing activities in the six months ended July 31, 2020 for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The $50.8 million used in investing activities in the six months ended July 31, 2019 comprised of $2.6 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $48.2 million used in the acquisition of Visible Equity.
Net Cash Provided by Financing Activities
The $267.9 million provided by financing activities in the six months ended July 31, 2020 was comprised $268.4 million in proceeds from the initial public offering in July 2020, net of underwriting discounts and commissions and $0.9 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $1.3 million in costs related to the IPO. The $0.5 million provided by financing activities in the six months ended July 31, 2019 was comprised of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes to our contractual obligations and commitments as of July 31, 2020 compared to January 31, 2020.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be significant.
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Final Prospectus for our IPO dated July 13, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on July 14, 2020.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At July 31, 2020, we had cash and cash equivalents of $388.2 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency of each of our subsidiaries is its local currency. The assets and liabilities of each of our subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenues and expenses are translated using the average exchange rate for the relevant period. Equity transactions are translated using historical exchange rates. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenues and other operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses due to transactions in foreign currencies are included in “Non-operating income (expense), Other” in our consolidated statements of operations. Furthermore, our customers outside of the United States typically pay us in local currency. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2020, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at July 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly

Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. We are not presently party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business and Industry
We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.
We have a history of operating losses and may not achieve or sustain profitability in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $(18.6) million, $(22.3) million, $(27.6) million, and $(19.4) million for the fiscal years ended January 31, 2018, 2019 and 2020, respectively and the six months ended July 31, 2020. We had an accumulated deficit of $140.1 million at July 31, 2020. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of the nCino Bank Operating System, expand our sales and product development headcount, increase our marketing activities and grow our international operations. We will also face increased costs associated with growth, the expansion of our customer base and the costs of being a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
If we are unable to attract new customers or continue to broaden our existing customers’ use of our solution, our revenue growth will be adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solution across their institution. For example, our revenue growth strategy includes increased penetration of markets outside the United States as well as selling our retail applications to existing and new customers, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solution, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other companies and general economic conditions. Our customers may also require fewer subscriptions for our solution as its use may enable them to operate more efficiently over time. Therefore, we cannot assure you that our current customers will renew or expand their use of our solution. If we are unable to sign new customers or retain or attract new business from current customers, our business and results of operations may be materially and adversely affected.
If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology is still at an early stage and we do not know whether financial institutions will continue to adopt cloud-based banking technology such as the nCino Bank Operating System in the future, or whether the market will change in ways we do not anticipate. Many financial institutions have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling or unable to convert from their existing systems to our solution. Furthermore, these financial institutions may be reluctant, unwilling or unable to use cloud-based banking technology due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality, such as nIQ, to our current and prospective customers. As we create new applications and enhance our existing solution, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if customers choose not to adopt this functionality our business and results of operations could suffer. If financial institutions are unwilling or unable to transition from their legacy systems, or if the demand for our solution does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $58.1 million for fiscal 2018 to $91.5 million for fiscal 2019 to $138.2 million for fiscal 2020, and from $61.8 million for the six months ended July 31, 2019 to $93.5 million for the six months ended July 31, 2020. We may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solution, increasing competition, decreasing growth of our overall market, the impact of COVID-19, our inability to attract and retain a sufficient number of financial institution customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our common stock could be volatile and it may be difficult for us to achieve and maintain profitability.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, while subscriptions with our customers include multi-year non-cancellable terms, in a limited number of contracts, customers have an option to buy out of the contract for a specified termination fee. If such customers exercise this buy-out option, or if we negotiate an early termination of a contract at a customer’s request, any termination fee would be recognized in full at the time of termination, which would favorably affect subscription revenues in that period and unfavorably affect subscription revenues in subsequent periods. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to retain current customers or attract new customers;
•the activation, delay in activation or cancellation of large blocks of users by customers;
•the timing of recognition of professional services revenues;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•acquisitions of our customers, to the extent the acquirer elects not to continue using our solution or reduces subscriptions to it;
•customer renewal rates;
•increases or decreases in the number of users licensed or pricing changes upon renewals of customer contracts;
•network outages or security breaches;
•general economic, industry and market conditions (particularly those affecting financial institutions);
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our solution, which have historically been highest in the fourth quarter of our fiscal year;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solution, or any resulting impact on our revenues or operating results.
Our customers have no obligation to renew their subscriptions for our solution after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew for fewer users or on less favorable pricing terms. Since the average initial term of our customer agreements is three to five years, and we only began selling our solution in 2012, we have limited historical data with respect to rates of customer subscription renewals and cannot be certain of anticipated renewal rates. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our solution or their ability to continue their operations or spending levels. If our customers do not renew their subscriptions for our solution on similar pricing terms, our revenues may decline and our business could suffer.
Additionally, as the markets for the nCino Bank Operating System develop, we may be unable to attract new customers based on the same subscription model that we have used historically. Moreover, large or influential financial institution customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position and/or cash flow.
A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business and results of operations.
Certain elements of our solution, particularly our analytics applications, process and store personally identifiable information (“PII”) such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures and technological safeguards designed to protect the confidentiality, integrity and availability of this information and our information technology systems. However, we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, the nCino Bank Operating System is a flexible and complex software solution and there is a risk that configurations of, or defects in, the solution or errors in implementation could create vulnerabilities to security breaches. There may be unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations. In addition, because we leverage third-party providers, including cloud, software, data center and other critical technology vendors to deliver our solution to our customers and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our solution.
Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solution. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solution are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of customer or client data or data we rely on to provide our solution, including our analytics initiatives and offerings that impair our ability to provide our solution and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our solution in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.
Federal and state regulations may require us or our customers to notify individuals of data security incidents involving certain types of personal data or information technology systems. Security compromises experienced by others in our industry, our customers or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our solution or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, which could materially and adversely affect our business and results of operations.
In addition, some of our customers contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solution complies with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide our solution to our customers.
Fundamental elements of the nCino Bank Operating System, including our client onboarding, loan origination and deposit account opening applications, are built on the Salesforce Platform and we rely on our agreement with Salesforce to use the Salesforce Platform in conjunction with our solution, including for hosting infrastructure and data center operations. Any termination of our relationship with Salesforce would result in a materially adverse impact on our business model.
Our agreement with Salesforce (the “Salesforce Agreement”) expires on June 19, 2027, unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement, and automatically renews for additional one-year periods thereafter unless notice of non-renewal is provided. If we are unable to renew our agreement with Salesforce, there would be, absent a termination for cause, a wind-down period during which existing customers would be able to continue using the nCino Bank Operating System in conjunction with the Salesforce Platform, but we would be unable to provide our solution to new customers and could be limited in our ability to allow current customers to add additional users. In addition, if we are unable to renew our agreement with Salesforce, our customers would need to obtain a separate subscription from Salesforce in order to access the nCino Bank Operating System. This could cause a significant delay in the time required to enter into agreements with customers, place us and our customers at a disadvantage in negotiating with Salesforce, and lead customers not to renew or enter into agreements with us. We also cannot assure you that the pricing or other terms in any renewal with Salesforce would be favorable to us, and if not, our business and operating results may be materially and adversely affected.
In addition, Salesforce has the right to terminate its agreement with us in certain circumstances, including in the event of a material breach of the agreement by us. If Salesforce terminates our agreement for cause, it would not be required to provide the wind-down period described above. We are also required to indemnify Salesforce for claims made against Salesforce by a third party alleging that the nCino Bank Operating System infringes the intellectual property rights of such third party.
An expiration or termination of our agreement with Salesforce would cause us to incur significant time and expense to acquire rights to, or develop, a replacement solution and we may not be successful in these efforts, which could cause the nCino Bank Operating System to become obsolete. Even if we were to successfully acquire or develop a replacement solution, some customers may decide not to adopt the solution and may, as a result, decide to use a different product. If we were unsuccessful in acquiring or developing a replacement solution or acquire or develop a replacement solution that our customers do not adopt, our business, results of operations and brand would be materially and adversely affected.
Furthermore, there are no exclusivity arrangements in place with Salesforce that would prevent them from developing their own offerings that compete directly with ours, acquiring a company with offerings similar to ours, or investing greater resources in our competitors. While we believe our relationship with Salesforce is strong, Salesforce competing with us could materially and adversely affect our business and results of operations.
Privacy and data security concerns, data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of the nCino Bank Operating System and adversely affect our business and results of operations.
Personal privacy, information security, and data protection are significant issues in the United States, the European Union (“EU”) and a number of other jurisdictions where we offer the nCino Bank Operating System. The regulatory framework governing the collection, processing, storage and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security or data protection laws, regulations or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions in which we operate. For example, California enacted the CCPA which went into effect in January 2020 and, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt-out of certain sales of personal information. The CCPA was enacted in June 2018, amended in September 2018, amended again in September 2019, and several bills to amend the CCPA further are pending. Draft regulations were issued in October 2019 and revised several times before a final version was submitted and approved in July 2020. Additionally, a referendum called the California Privacy Rights Act will be on the California ballot in November 2020 and may replace the CCPA and further expand upon consumer data privacy rights. It remains unclear what, if any, modifications will be made to the CCPA or how those modifications will be interpreted or enforced. The CCPA or similar legislation may require us to modify our practices and policies and incur substantial costs and expenses in an effort to comply or respond to further changes to laws or regulations. Similarly, the European Commission adopted the GDPR, which became fully effective on May 25, 2018, and imposes similarly complex and stringent data protection requirements with regard to the processing of EU PII. Violations of the GDPR carry penalties of up to 4% of gross annual turnover. In July 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce that provided one basis for the transfer of personal data from the European Union to the United States under the GDPR. The CJEU decision also requires additional safeguards be considered for the use of standard contractual clauses. nCino participates in and has certified to the EU-U.S. Privacy Shield Framework. Additional GDPR interpretations and guidance have been and may continue to be issued related to the recent CJEU decision, as well as with regard to the GDPR and other European data protection requirements, including the ePrivacy Directive. These evolving legal and regulatory requirements may require us to modify our practices and policies and incur substantial costs and expenses in an effort to comply or to adjust to changes in the law or EU member state implementing legislation.
We cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations. Any such laws, rules and regulations may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of information including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve.
Any failure or perceived failure by us, or any third parties with which we do business, to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business and results of operations.
Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of COVID-19 is highly uncertain. We cannot predict the timing, strength or duration of the current or any future potential economic slowdown in the United States or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase the nCino Bank Operating System, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our results of operations.
Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
We generally recognize subscription revenues ratably over the terms of our customer contracts, which typically range from three to five years. Most of the subscription revenues we report each quarter are derived from the recognition of deferred revenue relating to subscriptions activated in previous quarters. Consequently, a reduction in activated subscriptions in any single quarter may only have a small impact on our revenues for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our solution may not be reflected in our results of operations until future periods.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be adversely affected.
We believe our corporate culture is one of our fundamental strengths, as we believe it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from financial institutions whose industry has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns and increased regulation. In the past, financial institutions have experienced consolidation, distress and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed banking technology solutions or that are not our customers or use our solution less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solution. It is also possible that the larger financial institutions that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solution. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking technology or to seek to terminate or renegotiate their contracts with us. Moreover, even if the overall economy is robust, economic fluctuations caused by things such as the U.S. Federal Reserve lowering interest rates may cause potential new customers and existing customers to become less profitable and therefore forego or delay purchasing our solution or reduce the amount of spend with us, which would materially and adversely affect our business.
The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies or other competitive dynamics could adversely affect our business and results of operations.
We currently compete with providers of technology and services in the financial services industry, primarily point solution vendors that focus on building functionality that competes with specific components of the nCino Bank Operating System. From time to time, we also compete with systems internally developed by financial institutions. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the development, promotion, sale and support of their systems than we can, have more extensive customer bases and broader customer relationships than we have and have longer operating histories and greater name recognition than we do.
We may also face competition from new companies entering our markets, which may include large established businesses that decide to develop, market or resell cloud-based banking technology, acquire one of our competitors or form a strategic alliance with one of our competitors or with Salesforce. In addition, new companies entering our markets may choose to offer cloud-based banking applications at little or no additional cost to the customer by bundling them with their existing applications, including adjacent banking technologies. Competition from these new entrants may make attracting new customers and retaining our current customers more difficult, which may adversely affect our results of operations.
If we are unable to compete in this environment, sales and renewals of the nCino Bank Operating System could decline and adversely affect our business and results of operations. With the introduction of new technologies and potential new entrants into the cloud-based banking technology market, we expect competition to intensify in the future, which could harm our ability to increase sales and achieve profitability.
We depend on data centers operated by or on behalf of Salesforce and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
The nCino Bank Operating System is primarily hosted in data centers operated by or on behalf of Salesforce and other third parties and we do not control the operation of these data centers. Problems associated with these data centers could adversely affect the experience of our customers. Any disruptions or other operational performance problems with these data centers could result in material interruptions in our services, adversely affect our reputation and results of operations and subject us to liability.
We may encounter implementation challenges, including in situations in which we rely on SIs, which would materially and adversely affect our business and results of operations.
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our solution may be delayed or expenses may increase when customers have unexpected data, software or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with customers and our operating results. In general, the revenues related to implementation and other professional services we provide are recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses on these contracts. In addition, our customers often require complex acceptance testing related to the implementation of our solution. We also leverage the services of SIs, including Accenture, Deloitte, PwC and West Monroe Partners, among others, to implement and configure the nCino Bank Operating System for our larger financial institution customers, and we are increasingly using other SIs for smaller engagements as we continue to scale our business. While SIs generally contract directly with our customers, any failure or delay by the SIs we work with in providing adequate service and support would likely adversely affect our brand and reputation. For implementations we conduct ourselves, project delays may result in recognizing revenues later than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our solution.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems and other significant changes and additional complexities. Our revenues increased from $58.1 million for fiscal 2018 to $91.5 million for fiscal 2019 to $138.2 million for fiscal 2020, and from $61.8 million for the six months ended July 31, 2019 to $93.5 million for the six months ended July 31, 2020. Our total number of employees increased from 436 as of January 31, 2018 to 991 as of July 31, 2020. Managing and sustaining a growing workforce and customer base geographically-dispersed in the United States and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
Defects, errors or other performance problems in the nCino Bank Operating System could harm our reputation, result in significant costs to us, impair our ability to sell our solution and subject us to substantial liability.
The nCino Bank Operating System is complex and may contain defects or errors when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our solution. Any performance problems or defects in our solution may materially and adversely affect our business and results of operations. Defects, errors or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses and harm our reputation. In addition, if we have any such errors, defects or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation or adverse publicity. Errors, defects or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solution.
If we fail to accurately anticipate and respond to rapid changes in the industry in which we operate, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solution, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, we recently launched our nIQ capabilities and we may fail to achieve market acceptance of this offering. Unexpected delays in releasing new or enhanced versions of our solution, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could adversely affect our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing and market acceptance. We may not be able to enhance aspects of our solution successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solution to keep pace with changes in software applications, database technology, and evolving technical standards and interfaces. Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution or modifications by our competitors could adversely affect our business and results of operations.
We leverage third-party software, content and services for use with our solution. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content or services, could cause delays, errors, or failures of our solution, increases in our expenses and reductions in our sales, which could materially and adversely affect our business and results of operations.
We use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solution. Any performance issues, errors, bugs, or defects in third-party software, content or services could result in errors or a failure of our solution, which could adversely affect our business and results of operations. In the future, we might need to license other software, content or services to enhance our solution and meet evolving customer demands and requirements. Any limitations in our ability to use third-party software, content or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our solution until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license, and integrated into our solution. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.
We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions and other assets. For example, in fiscal 2020, we acquired Visible Equity and FinSuite and established our nCino K.K. joint venture. We also may enter into relationships with other businesses to expand our solution, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, nCino has limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from acquired technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the technology, accounting systems, operations, control environments and personnel of the acquired business and integrating the acquired business or its employees into our culture;
•difficulties and additional expenses associated with supporting legacy solutions and infrastructure of the acquired business;
•difficulty converting the customers of the acquired business to our solution and contract terms, including disparities in licensing terms;
•additional costs for the support or professional services model of the acquired company;
•diversion of management’s attention and other resources;
•adverse effects to our existing business relationships with business partners and customers;
•the issuance of additional equity securities that could dilute the ownership interests of our stockholders;
•incurrence of debt on terms unfavorable to us or that we are unable to repay;
•incurrence of substantial liabilities;

•difficulties retaining key employees of the acquired business; and
•adverse tax consequences, substantial depreciation or deferred compensation charges.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Because two of our stockholders collectively hold a substantial majority of our total outstanding common stock, the influence of our public stockholders over significant corporate actions will be limited and sales by either of these stockholders could adversely affect the value of our common stock.
Based on the total number of shares of our common stock outstanding as of July 31, 2020, entities affiliated with Insight Partners (“Insight Partners”) and Salesforce hold 41.7% and 11.8% of our total outstanding common stock, respectively. As a result, Insight Partners by itself, and to a lesser degree, Salesforce, will have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the approval of mergers or other changes of corporate control, any of which may be in opposition to the best interests of our other stockholders and may adversely impact our results of operations and the value of our common stock. Further, although we have what we consider to be a deep commercial relationship with Salesforce, it has the right to, and has no duty to abstain from exercising its right to, engage or invest in the same or similar business as us, and do business with any of our customers and any other party with which we do business. Conflicts of interest could arise between us and Salesforce, and any conflict of interest may be resolved in a manner that does not favor us. Sales of our common stock by Insight or Salesforce could have an immediate and substantial adverse affect on the value of our common stock.
Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that the nCino Bank Operating System addresses. As a provider of technology to financial institutions, we may be examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solution we provide to financial institutions. Matters subject to review and examination by federal and state financial institution regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solution. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solution as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
The evolving, complex and often unpredictable regulatory environment in which our customers operate could result in our failure to provide a compliant solution, which could result in customers not purchasing our solution or terminating their contracts with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state and/or foreign agencies may attempt to further regulate our activities in the future which could adversely affect our business and results of operations.
We may fail to successfully expand internationally. In addition, sales to customers outside the United States or with international operations expose us to risks inherent in international sales, which may include a marked increase in expenses.
For the fiscal year ended January 31, 2020 and for the six months ended July 31, 2020, sales to customers outside the United States accounted for 8.0% and 9.6%, respectively, of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. Export control regulations in the United States may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solution and provision of our solution outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solution in international markets, or, in some cases, prevent the export or import of our solution to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•unanticipated costs;
•the need to localize and adapt our solution for specific countries;
•complying with varying and sometimes conflicting data privacy laws and regulations;
•difficulties in staffing and managing foreign operations, including employment laws and regulations;
•unstable regional, economic or political conditions, including that arise from Brexit in the UK;
•different pricing environments, longer sales cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, and anti-bribery laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds; and
•adverse tax consequences.
Our international contracts often provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our results of operations when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
We must attract and retain highly qualified personnel. In particular, we are dependent upon the services of our senior leadership team, and the loss of any member of this team could adversely affect our business. Competition for executive officers, software developers, sales personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals. Our principal operations are in Wilmington, North Carolina, where the pool of potential employees with the skills we need is more limited than it may be in larger markets, and we are sometimes required to induce prospective employees to relocate. Many of the companies with which we compete for experienced personnel have greater resources than we do. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base.
Increasing our customer base and expanding customer adoption within and across business lines will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. From January 31, 2019 to July 31, 2020, our sales and marketing teams increased from 140 to 236 employees. We plan to continue to expand our direct sales force both domestically and internationally for the foreseeable future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Newly hired employees require significant training and time before they achieve full productivity and they may not become as productive as quickly as we expect, if at all. Further, we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be adversely affected if our sales expansion efforts do not generate a significant increase in revenues.
If we fail to provide effective customer training on the nCino Bank Operating System and high-quality customer support, our business and reputation would suffer.
Effective customer training on the nCino Bank Operating System and high-quality, ongoing customer support are critical to the successful marketing, sale and adoption of our solution and for the renewal of existing customer contracts. As we grow our customer base, we will need to further invest in and expand our customer support and training organization, which could strain our team and infrastructure and reduce profit margins. If we do not help our customers adopt our solution, quickly resolve any post-implementation matters, and provide effective ongoing customer support and training, our ability to expand sales to existing and future customers and our reputation would be adversely affected.
If we are unable to effectively integrate our solution with other systems used by our customers, or if there are performance issues with such third-party systems, our solution will not operate effectively and our business and reputation will be adversely affected.
The nCino Bank Operating System integrates with other third-party systems used by our customers, including core processing systems. We do not have formal arrangements with many of these third-party providers regarding our access to their application program interfaces to enable these customer integrations. If we are unable to effectively integrate with third-party systems, our customers’ operations may be disrupted, which may result in disputes with customers, negatively impact customer satisfaction and harm our business. If the software of such third-party providers has performance or other problems, such issues may reflect poorly on us and the adoption and renewal of our solution, and our business and reputation may be harmed.
Our sales cycle can be unpredictable, time-consuming and costly.
Our sales process involves educating prospective customers and existing customers about the benefits and technical capabilities of our solution. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our solution, but also those of our competitors. Our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions and twelve to eighteen months or more for larger financial institutions. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles and less predictability in the future.

Failure to protect our proprietary technology and intellectual property rights could adversely affect our business and results of operations.
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.
As of July 31, 2020, we had twelve issued patents and one patent application pending relating to the nCino Bank Operating System in the United States. We cannot assure you that any patents will issue from any patent applications, that patents that may be issued from such applications will give us the protection we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the United States and certain other countries and we have registrations and/or pending applications for additional marks including the “Bank Operating System” and “nIQ” in the United States and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solution, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements and invention assignment agreements with our employees, consultants and others.
Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solution, technologies or intellectual property rights.
We use “open source” software in our solution, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open source licenses or subject us to litigation or other actions that could adversely affect our business.
We currently use in our solution, and may use in the future, software that is licensed under “open source,” “free” or other similar license, where the licensed software is made available to the general public on an “as-is” basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solution, that our programmers have not incorporated open source software into our solution, or that they will not do so in the future.
In addition, our solution may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solution. As a result of using open source software subject to such licenses, we could be required to release proprietary source code, pay damages, re-engineer our solution, limit or discontinue sales or take other remedial action, any of which could adversely affect our business.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and adversely affect our business and results of operations.
Patent and other intellectual property disputes are common in our industry. We may be subject to claims in the future alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights. Some companies, including certain of our competitors, own a larger number of patents, copyrights and trademarks than we do, which they may use to assert claims against us. This disparity may also increase the risk that third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies, non-practicing entities or other adverse patent owners who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection. Our solution utilizes third-party licensed software, and any failure to comply with the terms of one or more of these licenses could adversely affect our business. Third parties may also assert claims of intellectual property rights infringement against our customers, whom we are typically required to indemnify. As competition increases, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could deter customers or potential customers from purchasing our solution.
There can be no assurance that we will successfully defend third-party intellectual property claims. An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
•cease developing or selling any elements of our solution that rely on technology that is alleged to infringe or misappropriate the intellectual property of others;
•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights;
•expend additional development resources to attempt to redesign our solution or otherwise develop non-infringing technology, which may not be successful; and
•indemnify our customers and other third parties.
Any license we may enter into as a result of litigation may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could adversely affect our business and results of operations.
Any future litigation against us could damage our reputation and be costly and time-consuming to defend.
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Litigation might result in reputational damage and substantial costs and may divert management’s attention and resources, which might adversely impact our business, overall financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock. While we currently are not aware of any material pending or threatened litigation against us, we can make no assurances the same will continue to be true in the future.
Our ability to raise capital in a timely manner if needed in the future may be limited, or such capital may be unavailable on acceptable terms, if at all. Our failure to raise capital if needed could adversely affect our business and results of operations, and any debt or equity issued to raise additional capital may reduce the value of our common stock.
We have funded our operations since inception primarily through equity financings and receipts generated from customers. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Moreover, we do not expect to be profitable for the foreseeable future. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, the lenders would have rights senior to holders of common stock to make claims on our assets, the terms of any debt could restrict our operations and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. The rules of Section 382 are regularly being evaluated to determine any potential limitations. If we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, recently enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset 80% of taxable income and the disallowance of NOL carryback. Although NOLs generated in tax years before 2018 may still be used to offset future income without regard to the 80% limitation, they have the potential to expire if we do not achieve profitability in the future.
Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and operating results.
The Tax Cuts and Jobs Act made a number of significant changes to the current U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of NOLs and making substantial changes to the international tax rules. Many of the provisions of the Tax Cuts and Jobs Act still require guidance through the issuance and/or finalization of regulations by the U.S. Treasury Department in order to fully assess their effect, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effect of the Tax Cuts and Jobs Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.
Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.
A significant portion of our employee base, operating facilities and infrastructure are centralized in Wilmington, North Carolina. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including Salesforce, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as our ability to achieve profitability in the future, our ability to attract new customers or continue to broaden our existing customers’ use of our solution and the impact of any decrease in technology spend by customers and potential customers in the financial services industry where we derive all of our revenues.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations and you may lose all or part of your investment.
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;
•hedging activities by market participants;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from COVID-19, political conditions, election cycles, war or incidents of terrorism, or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to a company’s operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.
Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders, including employees who obtain equity, sell or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our common stock could decline. Each of our directors, executive officers and other holders of substantially all our outstanding equity securities are subject to lock-up agreements that restrict their ability to sell or transfer their shares for a period of 180 days after the date of the prospectus delivered in connection with our IPO, subject to certain exceptions. However, BofA Securities, Inc. and Barclays Capital Inc. may, in their sole discretion, waive the contractual lock-up before the lock-up agreements expire. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early releases of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with our 2022 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition and operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.
Operating as a public company requires us to incur substantial costs and will require substantial management attention.
As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. As part of the new requirements, we will need to establish and maintain effective disclosure and financial controls and make changes to our corporate governance practices. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming.

Our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our IPO
On July 16, 2020, we completed our IPO, selling 9,269,000 shares of our common stock at a price of $31.00 per share (including shares subject to the underwriters’ over-allotment option) for an aggregate price of $287.3 million. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239335), which was declared effective by the SEC on July 13, 2020. We raised approximately $268.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $18.9 million.
We intend to use the net proceeds from the IPO for general corporate purposes, including working capital and capital expenditures such as additional office facilities. We may also use a portion of the net proceeds to acquire, invest in or obtain rights to complementary technologies, products, services or businesses. The underwriters of the offering were BofA Securities, Inc. and Barclays Capital Inc. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus dated July 13, 2020 and filed with the SEC on July 14, 2020, pursuant to Rule 424(b) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: September 10, 2020	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: September 10, 2020	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)