Form 10-Q
period 2020-10-31
NCINO, INC.
filed 2020-12-10
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 92,294,563 shares of common stock, $0.0005 par value per share, as of November 30, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2020	October 31, 2020
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents (VIE: $8,892 and $8,195 at January 31, 2020 and October 31, 2020, respectively)	$91,184	$378,584
Accounts receivable, less allowance for doubtful accounts of $0 and $342 at January 31, 2020 and October 31, 2020, respectively	34,205	25,350
Accounts receivable, related parties	9,201	—
Costs capitalized to obtain revenue contracts, current portion, net	3,608	4,019
Prepaid expenses and other current assets	7,079	9,571
Total current assets	145,277	417,524
Property and equipment, net	13,477	14,307
Costs capitalized to obtain revenue contracts, noncurrent, net	7,000	7,608
Goodwill	55,840	56,298
Intangible assets, net	26,093	23,790
Other long-term assets	2,464	869
Total assets	$250,151	$520,396
Liabilities, Redeemable Non-Controlling Interest, and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,258	$2,354
Accounts payable, related parties	3,408	4,100
Accrued commissions	7,862	5,237
Other accrued expenses	4,922	5,527
Deferred rent, current portion	183	204
Deferred revenue, current portion	50,929	68,634
Deferred revenue, current portion, related parties	8,013	—
Total current liabilities	76,575	86,056
Deferred income taxes, noncurrent	194	290
Deferred rent, noncurrent	1,558	1,426
Deferred revenue, noncurrent	—	1,741
Other long-term liabilities	195	—
Total liabilities	78,522	89,513
Commitments and Contingencies (Notes 8, 11 and 12)
Redeemable non-controlling interest (Note 3)	4,356	4,166
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 and 10,000,000 shares authorized as of January 31, 2020 and October 31, 2020, respectively; and none issued and outstanding as of January 31, 2020 and October 31, 2020, respectively	—	—
Common stock, $0.0005 par value; 0 and 500,000,000 shares authorized as of January 31, 2020 and October 31, 2020, respectively; 0 and 91,959,276 shares issued and outstanding as of January 31, 2020 and October 31, 2020, respectively	—	46
Voting common stock, $0.0005 par value; 99,708,247 and 0 shares authorized as of January 31, 2020 and October 31, 2020, respectively; 75,596,007 and 0 shares issued and outstanding as of January 31, 2020 and October 31, 2020, respectively	38	—
Non-voting common stock, $0.0005 par value; 10,291,753 and 0 shares authorized as of January 31, 2020 and October 31, 2020, respectively; 5,931,319 and 0 shares issued and outstanding as of January 31, 2020 and October 31, 2020, respectively	3	—
Additional paid-in capital	288,564	575,529
Accumulated other comprehensive (loss) income	(408)	201
Accumulated deficit	(120,924)	(149,059)
Total stockholders’ equity	167,273	426,717
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$250,151	$520,396
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Revenues
Subscription (related parties $1,904, $0, $5,771 and $2,439, respectively)	$27,673	$43,279	$71,815	$117,461
Professional services	10,189	10,950	27,861	30,245
Total revenues	37,862	54,229	99,676	147,706
Cost of Revenues
Subscription[1] (related party $5,826, $9,067, $16,246 and $25,277, respectively)	8,243	12,380	21,828	34,399
Professional services[1]	8,646	10,134	23,869	29,568
Total cost of revenues	16,889	22,514	45,697	63,967
Gross profit	20,973	31,715	53,979	83,739
Operating Expenses
Sales and marketing[1]	12,602	14,175	31,070	42,027
Research and development[1]	9,534	15,077	25,172	41,334
General and administrative[1]	5,557	11,251	15,896	29,130
Total operating expenses	27,693	40,503	72,138	112,491
Loss from operations	(6,720)	(8,788)	(18,159)	(28,752)
Non-operating Income (Expense)
Interest income	99	78	682	289
Other	690	(260)	(37)	337
Loss before income tax expense	(5,931)	(8,970)	(17,514)	(28,126)
Income tax expense	158	309	496	709
Net loss	(6,089)	(9,279)	(18,010)	(28,835)
Net loss attributable to redeemable non-controlling interest (Note 3)	(60)	(292)	(60)	(700)
Adjustment attributable to redeemable non-controlling interest (Note 3)	—	76	—	343
Net loss attributable to nCino, Inc.	$(6,029)	$(9,063)	$(17,950)	$(28,478)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.08)	$(0.10)	$(0.23)	$(0.33)
Weighted average number of common shares outstanding:
Basic and diluted	79,382,419	91,600,203	77,277,039	85,962,141
1Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Cost of subscription revenues	$71	$135	$208	$438
Cost of professional services revenues	315	810	938	3,358
Sales and marketing	339	1,157	946	4,818
Research and development	315	1,066	926	4,406
General and administrative	41	2,125	1,664	6,593
Total stock-based compensation expense	$1,081	$5,293	$4,682	$19,613
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Net loss	$(6,089)	$(9,279)	$(18,010)	$(28,835)
Other comprehensive income (loss):
Foreign currency translation	(366)	(3)	83	776
Other comprehensive income (loss)	(366)	(3)	83	776
Comprehensive loss	(6,455)	(9,282)	(17,927)	(28,059)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(60)	(292)	(60)	(700)
Foreign currency translation attributable to redeemable non-controlling interest	10	(2)	10	167
Comprehensive loss attributable to redeemable non-controlling interest	(50)	(294)	(50)	(533)
Comprehensive loss attributable to nCino, Inc.	$(6,405)	$(8,988)	$(17,877)	$(27,526)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 31, 2019
	Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, July 31, 2019	71,813,095	$36	5,701,435	$3	$198,720	$428	$(105,251)	$93,936
Stock issuance, net of issuance costs of $52	3,448,276	2	229,885	—	79,946	—	—	79,948
Stock issuance related to business combinations	63,967	—	—	—	1,392	—	—	1,392
Contingent consideration related to business combinations	—	—	—	—	5,857	—	—	5,857
Exercise of stock options	110,032	—	—	—	203	—	—	203
Stock-based compensation	—	—	—	—	1,081	—	—	1,081
Other comprehensive loss	—	—	—	—	—	(376)	—	(376)
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	(6,029)	(6,029)
Balance, October 31, 2019	75,435,370	$38	5,931,320	$3	$287,199	$52	$(111,280)	$176,012

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2020	91,122,356	$46	$567,314	$202	$(140,072)	$427,490
Exercise of stock options	836,920	—	2,998	—	—	2,998
Stock-based compensation	—	—	5,293	—	—	5,293
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(76)	—	(8,987)	(9,063)
Balance, October 31, 2020	91,959,276	$46	$575,529	$201	$(149,059)	$426,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 31, 2019
	Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2019	70,186,189	$35	5,701,435	$3	$170,771	$(21)	$(104,752)	$66,036
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	—	—	—	11,422	11,422
Stock issuance, net of issuance costs of $52	3,448,276	2	229,885	—	79,946	—	—	79,948
Stock issuance related to business combinations	1,502,772	1	—	—	25,203	—	—	25,204
Contingent consideration related to business combinations	—	—	—	—	5,857	—	—	5,857
Exercise of stock options	298,133	—	—	—	740	—	—	740
Stock-based compensation	—	—	—	—	4,682	—	—	4,682
Other comprehensive income	—	—	—	—	—	73	—	73
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	(17,950)	(17,950)
Balance, October 31, 2019	75,435,370	$38	5,931,320	$3	$287,199	$52	$(111,280)	$176,012

	Nine Months Ended October 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2020	—	$—	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—		(4,534)	—	—	(4,534)
Exercise of stock options	837,420	—	325,530	—	—	—	3,859	—	—	3,859
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,613	—	—	19,613
Other comprehensive income	—	—	—	—	—	—	—	609	—	609
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(343)	—	(28,135)	(28,478)
Balance, October 31, 2020	91,959,276	$46	—	$—	—	$—	$575,529	$201	$(149,059)	$426,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2019	2020
Cash Flows from Operating Activities
Net loss attributable to nCino, Inc.	$(17,950)	$(28,478)
Net loss and adjustment attributable to redeemable non-controlling interest	(60)	(357)
Net loss	(18,010)	(28,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,894	5,425
Amortization of costs capitalized to obtain revenue contracts	2,351	3,521
Stock-based compensation	4,682	19,613
Deferred income taxes	119	96
Provision for (recovery of) bad debt	(105)	342
Change in operating assets and liabilities:
Accounts receivable	4,716	8,535
Accounts receivable, related parties	4,318	9,201
Costs capitalized to obtain revenue contracts	(2,416)	(4,531)
Prepaid expenses and other assets	104	(2,652)
Accounts payable and accrued expenses and other liabilities	(2,196)	(1,551)
Accounts payable, related parties	546	692
Deferred rent	1,074	(109)
Deferred revenue	9,768	19,413
Deferred revenue, related parties	(5,675)	(8,013)
Net cash provided by operating activities	2,170	21,147
Cash Flows from Investing Activities
Acquisition of business, net of cash acquired	(52,267)	—
Purchases of property and equipment	(3,374)	(3,755)
Net cash used in investing activities	(55,641)	(3,755)
Cash Flows from Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,375
Payments of costs related to initial public offering	—	(2,524)
Investment from redeemable non-controlling interest	4,513	—
Proceeds from stock issuance	80,000	—
Stock issuance costs	(52)	—
Payments of deferred costs	(44)	—
Exercise of stock options	740	3,859
Net cash provided by financing activities	85,157	269,710
Effect of foreign currency exchange rate changes on cash and cash equivalents	(84)	298
Net increase in cash and cash equivalents	31,602	287,400
Cash and Cash Equivalents, beginning of period	74,347	91,184
Cash and Cash Equivalents, end of period	$105,949	$378,584
Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$313	$587
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$316	$116
Fair value of common stock issued as consideration for business acquisition	$25,204	$—
Costs related to initial public offering, accrued but not paid	$—	$241
Costs related to initial public offering, reclassified from other long term assets to equity	$—	$1,769
Fair value of contingent consideration in connection with business acquisition in other long-term liabilities	$197	$—
Fair value of contingent consideration in connection with business acquisition included in equity	$5,857	$—
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
Initial Public Offering: On July 13, 2020, the Company's Registration Statement on Form S-1 relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). Prior to the closing of the IPO, the Company's certificate of incorporation was amended such that all outstanding shares of voting common stock and non-voting common stock were reclassified into a single class of stock designated as common stock which has one vote per share. In addition, effective upon the closing of the IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to issue, par value $0.0005, was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to issue, par value $0.001, was increased to 10,000,000 shares. In connection with the IPO, the Company issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of October 31, 2020).
Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in other long-term assets. Upon consummation of the IPO, these costs were offset against the proceeds from the IPO and recorded in additional paid-in capital.
Secondary Public Offering: On October 13, 2020, the Company completed an underwritten secondary public offering of 7,712,985 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) (the "Secondary Offering") held by certain stockholders of the Company (the "Selling Stockholders"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.0 million in relation to the Secondary Offering for the three and nine months ended October 31, 2020 and such costs are recorded as a component of general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in this Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements, signed in connection with the IPO, with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included for the Company’s audited January 31, 2020 consolidated financial statements contained in the Company's final prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. Refer to the variable interest entity section below and Note 3 for additional information regarding the Company’s variable interest entity.
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
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity or VIE. nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. Refer to Note 3 for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either at the option of the (i) minority investors or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the unaudited condensed consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents exceeded the Federal deposit insurance limit at January 31, 2020 and October 31, 2020. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
As of January 31, 2020, two customers represented 22% of accounts receivable, 11% of which was from a customer who is an equity holder. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020, only. As of October 31, 2020, one customer represented 16% of accounts receivable. For the three and nine months ended October 31, 2019 and 2020, no individual customer represented more than 10% of the Company’s total revenues.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. We recognize a contract asset in the form of accounts receivable when we have an unconditional right to payment, and we record a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses.
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable and current market and economic conditions.
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$622	$123	$—
Charged to (recovery of) bad debt expense	—	(277)	(105)	342
Write off of uncollectible accounts	—	—	(18)	—
Translation adjustments	—	(3)	—	—
Balance, end of period	$—	$342	$—	$342
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
Recent Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is currently evaluating the impact of this standard to the Company's financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is currently evaluating the impact of this standard to the Company's financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of October 31, 2020, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.3 million at October 31, 2020.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$4,384	$—	$4,356
Investment by redeemable non-controlling interest	4,513	—	4,513	—
Net loss attributable to redeemable non-controlling interest	(60)	(292)	(60)	(700)
Foreign currency translation	10	(2)	10	167
Adjustment to redeemable non-controlling interest	—	76	—	343
Balance, end of period	$4,463	$4,166	$4,463	$4,166
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
The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value as of January 31, 2020 and October 31, 2020 because of the relatively short duration of these instruments.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2020 and October 31, 2020 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$67,119	$—	$—
Total assets	$67,119	$—	$—
Liabilities:
Contingent consideration (included in other long-term liabilities)	$—	$—	$195
Total liabilities	$—	$—	$195

	Fair value measurements on a recurring basis as of October 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$349,482	$—	$—
Total assets	$349,482	$—	$—
Liabilities:
Contingent consideration (included in other accrued expenses)	$—	$—	$204
Total liabilities	$—	$—	$204
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The Company added contingent consideration, a Level 3 measurement, on October 18, 2019 with the acquisition of FinSuite Pty Ltd ("FinSuite"). Changes in fair value of the contingent consideration are recorded in the unaudited condensed consolidated statements of operations within other income. The Company’s contingent consideration is valued using a probability weighted discounted cash flow analysis. A reconciliation of the balance for contingent consideration obligations for the three and nine months ended October 31, 2020 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Balance, beginning of period	$—	$209	$—	$195
Acquisitions	197	—	197	—
Change in fair value	—	—	—	—
Translation adjustments	4	(5)	4	9
Balance, end of period	$201	$204	$201	$204

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
United States	$34,537	$47,635	$91,869	$132,155
International	3,325	6,594	7,807	15,551
	$37,862	$54,229	$99,676	$147,706
Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2020 and October 31, 2020:

	As of January 31, 2020	As of October 31, 2020
Trade accounts receivable	$32,686	$23,679
Unbilled accounts receivable	1,425	1,792
Allowance for doubtful accounts	—	(342)
Other accounts receivable	94	221
Total accounts receivable, net	$34,205	$25,350
Deferred Revenue and Remaining Performance Obligation
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2020, $53.8 million of revenues were recognized that were included in the balance of deferred revenue as of January 31, 2020.
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
Remaining performance obligations were $452.9 million as of October 31, 2020. The Company expects to recognize approximately 66% of its remaining performance obligation as revenues in the next 24 months, approximately 31% more in the following 25 to 48 months, and the remainder thereafter.

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
FinSuite Pty Ltd
On October 18, 2019, the Company, through its wholly-owned subsidiary, nCino APAC Pty Ltd, acquired all of the outstanding shares of FinSuite. The Company acquired FinSuite to enhance the Company’s data recognition capabilities, including of complex, unstructured data. FinSuite is headquartered in Melbourne, Australia.
The acquisition-date fair value of the consideration transferred is as follows:

Total Consideration
Cash consideration to shareholders	$3,928
Cash consideration to settle debt	137
Voting common stock issued (63,967 shares)	1,392
Contingent consideration - cash payment	197
Contingent consideration - common stock	5,857
Total consideration	$11,511
The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The measurement period will end one year from the acquisition date.
Contingent consideration includes two tranches of earn-out arrangements based upon the attainment of post-acquisition product development milestones. The first tranche includes an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of common stock (together, the “Initial Tranche Earn-Out”). The Initial Tranche Earn-Out is conditioned upon the development of a stated product in accordance with mutually agreed upon functional requirements within a certain period from the date of acquisition. The second tranche includes an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of common stock (together, the “Final Tranche Earn-Out”). The Final Tranche Earn-Out is conditioned upon a customer’s use of the stated product in a production environment according to the mutually agreed upon functional requirements within a certain period from the date of acquisition. The Final Tranche Earn-Out is not conditioned upon the achievement of the Initial Tranche Earn-Out.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The cash portion of the contingent consideration of $0.2 million is included in other long-term liabilities and other accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2020 and October 31, 2020, respectively. The share portion of the contingent consideration was recorded as of the acquisition date and is reflected as a component of stockholders’ equity in the accompanying unaudited condensed consolidated balance sheet as of January 31, 2020 and October 31, 2020.
The Initial Tranche Earn-Out was earned during the quarter ended October 31, 2020 and the Final Tranche Earn-Out was earned in November 2020. The Company paid $0.2 million for the cash portion of the contingent consideration and issued 285,692 shares of common stock for the common stock contingent consideration for the Initial Tranche Earn-Out and Final Tranche Earn-Out in November 2020.
Note 7. Intangible Assets and Goodwill
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2020			As of October 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$6,008	$(695)	$5,313	$6,117	$(1,848)	$4,269
Customer relationships	21,706	(937)	20,769	21,711	(2,190)	19,521
Trademarks	125	(114)	11	126	(126)	—
	$27,839	$(1,746)	$26,093	$27,954	$(4,164)	$23,790
The Company recognized amortization expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Cost of revenues	$259	$386	$319	$1,133
Sales and marketing	415	417	520	1,252
General and administrative	52	—	64	10
Total amortization expense	$726	$803	$903	$2,395
The expected future amortization expense for intangible assets as of October 31, 2020 is as follows:

Fiscal Year Ending January 31,
2021 (remaining)	$799
2022	3,198
2023	3,198
2024	2,501
2025	1,670
Thereafter	12,424
$23,790
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Goodwill
The carrying amount of goodwill was $55.8 million and $56.3 million as of January 31, 2020 and October 31, 2020, respectively. The change in the carrying amounts of goodwill was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Balance, beginning of period	$46,584	$56,527	$—	$55,840
Acquisitions	9,405	—	55,989	—
Translation adjustments	122	(229)	122	458
Balance, end of period	$56,111	$56,298	$56,111	$56,298
Note 8. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and nine months ended October 31, 2019 and 2020 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $5.8 million and $9.1 million for the three months ended October 31, 2019 and 2020, respectively and $16.2 million and $25.3 million for the nine months ended October 31, 2019 and 2020, respectively. See also Note 12.
Note 9. Stockholders’ Equity
Pursuant to the fourth certificate of amendment to the Company's third amended and restated certificate of incorporation dated July 6, 2020, each share of voting and non-voting common stock issued and outstanding prior to the effectiveness was reclassified into a single class of stock designated as common stock which has one vote per share. Subsequent to the effectiveness of the Company's amended and restated certificate of incorporation, the Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share and the Company's preferred stock consists of 10,000,000 authorized shares, par value $0.001 per share.
At October 31, 2020, the Company committed a total of 23,966,108 shares of common stock for future issuance as follows:

Issued and outstanding stock options	6,620,274
Nonvested issued and outstanding restricted stock units ("RSUs") and vested RSUs not issued and outstanding	2,059,799
Possible issuance under stock plans	15,286,035
23,966,108
Note 10. Stock-Based Compensation
Equity Incentive Plans
The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based award and other stock-based awards. As of October 31, 2020, the Company had stock options outstanding under the 2014 Stock Plan ("2014 Plan") and the 2019 Equity Incentive Plan (as amended and restated, "2019 Plan") had stock options and RSUs outstanding. As of October 31, 2020, the Company also has an employee stock purchase plan.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
In connection with the IPO, the Board of Directors adopted and stockholders approved the 2019 Plan to, among other things as defined in the 2019 Plan document, increase the available shares under the Plan to 15,250,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending January 31, 2022, and continuing until, and including, the fiscal year ending January 31, 2031. The annual increase will be equal to the lesser of (i) 5% of the number of shares issued and outstanding as of January 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. The Company ceased granting awards under the 2014 Plan during the fiscal year ended January 31, 2020, and all shares that remained available for issuance under the 2014 Plan were transferred to the 2019 Plan prior to the closing of the IPO. Additionally, the number of shares available under the 2019 Plan shall be increased by the number of shares outstanding under the 2014 Plan that expire, terminate or are canceled without having been exercised or settled in full.
Stock Options
Stock option activity during the nine months ended October 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2020	7,837,023	$5.39
Granted	—	—
Expired or forfeited	(53,799)	11.60
Exercised	(1,162,950)	3.32
Outstanding, October 31, 2020	6,620,274	$5.71
Exercisable, October 31, 2020	5,026,583	$4.56
Fully vested or expected to vest, October 31, 2020	6,460,905	$5.62
As of October 31, 2020, there was $4.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 and 2019 Plans. That cost is expected to be recognized over a weighted average period of 1.92 years.
Restricted Stock Units
Restricted stock unit (“RSU”) activity during the nine months ended October 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2020	948,119	$21.75
Granted	1,125,804	20.36
Vested[1]	(225,173)	21.61
Forfeited	(14,124)	25.47
Nonvested, October 31, 2020	1,834,626	$20.88
1Includes 225,173 RSUs that were not issued and outstanding as of October 31, 2020.
The RSUs granted prior to the IPO vest upon the satisfaction of both a service-based, generally over 4 years, vesting 25% annually, and liquidity event-based vesting condition. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually and some over three years. The liquidity event-based condition was satisfied upon the IPO and the Company recognized an expense of $12.2 million in cost of revenues and operating expenses for RSUs as of that date, using the accelerated attribution recognition method.
As of October 31, 2020, total unrecognized compensation expense related to non-vested RSUs was $26.4 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. The weighted-average period to be recognized is 3.29 years.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code) and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of October 31, 2020, 1,800,000 shares of common stock remain available for grant under the ESPP.
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
Total lease expense amounted to $2.3 million and $3.0 million for the three months ended October 31, 2019 and 2020, respectively and $6.2 million and $8.4 million for the nine months ended October 31, 2019 and 2020, respectively.
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
Note 12. Related-Party Transactions
The Company’s main vendor is also an equity holder in the Company. Total payments related to the agreement with the related party are disclosed in Note 8. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement with the related party for the purchase of services. In December 2020, this agreement was renewed for

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
one year and expires in December 2021. Total payments to the related party for these services recorded to expenses were $0.3 million and $0.3 million for the three months ended October 31, 2019 and 2020, respectively, and $0.8 million and $0.9 million for the nine months ended October 31, 2019 and 2020, respectively and $1.1 million and $0.2 million were in prepaid expenses and other current assets as of January 31, 2020 and October 31, 2020, respectively. Accounts payable to the related party were $3.3 million and $4.1 million at January 31, 2020 and October 31, 2020, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020 certain equity holders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented through April 30, 2020 only. Included in revenues from three equity holders, who are also customers of the Company, is $2.0 million for the three months ended October 31, 2019, and $6.3 million and $2.8 million for the nine months ended October 31, 2019 and 2020, respectively. Deferred revenue, current portion, related parties was $8.0 million as of January 31, 2020. Accounts receivable, related parties was $9.2 million as of January 31, 2020.
The Company has a banking relationship with one of its former equity holders who was considered a related party. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equity holder are accordingly presented as a related party through April 30, 2020, only. Included in interest income is $0.1 million for the three months ended October 31, 2019, and $0.5 million and $0.1 million for the nine months ended October 31, 2019 and 2020, respectively.
The Company entered into an agreement with one of its equity holders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In October 2019, the agreement was extended for an additional three years. As of October 31, 2020, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020, only. For the three months ended October 31, 2019, $0.04 million was spent, and $0.06 million and $0.0 million for the nine months ended October 31, 2019 and 2020, respectively.
Note 13. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended October 31, 2019 and 2020 and for the nine months ended October 31, 2019 and 2020 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Basic loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(6,029)	$(9,063)	$(17,950)	$(28,478)
Denominator
Weighted-average common shares outstanding[1]	79,382,419	91,600,203	77,277,039	85,962,141
Basic loss per share attributable to nCino, Inc.	$(0.08)	$(0.10)	$(0.23)	$(0.33)
Dilutive loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(6,029)	$(9,063)	$(17,950)	$(28,478)
Denominator
Weighted-average common shares outstanding[1]	79,382,419	91,600,203	77,277,039	85,962,141
Dilutive loss per share attributable to nCino, Inc.	$(0.08)	$(0.10)	$(0.23)	$(0.33)
1Includes 207,673 vested RSUs that were not issued and outstanding and contingent consideration of 142,846 shares of common stock that was earned but not issued and outstanding for the three months ended October 31, 2020 and 225,173 vested RSUs that were not issued and outstanding and contingent consideration of 142,846 shares of common stock that was earned but not issued and outstanding for the nine months ended October 31, 2020.
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	October 31,
	2019	2020
Stock options issued and outstanding	7,873,032	6,620,274
Nonvested RSUs issued and outstanding	835,627	1,834,626
Note 14. Subsequent Event
On November 29, 2020, the Company entered into a lease (the “Lease”) with a new lessor (the “Landlord”), pursuant to which the Company will continue to lease approximately 89,975 square feet of space for its existing corporate headquarters (the "Premises").

The date on which the Lease will commence will be no later than the Closing, defined below, currently estimated to occur on or before December 22, 2020 (the “Commencement Date”). The Lease will have a fifteen-year term concluding December 31, 2035, which, upon execution of the New Building Lease, as defined below, would be extended to be coterminous with the New Building Lease. The Company has the option to extend the Lease for two eight-year terms. The Company’s monthly base rent for the Premises will be approximately $0.1 million per month, and will increase on January 1, 2022 and each anniversary of such date by approximately 2.25% per annum, subject to an anticipated increase in base rent to account for development of a parking deck. The Company will also be obligated to pay certain other expenses under the Lease pursuant to a triple net return obligation to the Landlord.

The Company is currently in possession of the Premises pursuant to the Office Lease dated March 10, 2017 (as amended) between the Company and the previous lessor (the “Prior Lease”). The Prior Lease will be terminated by an agreement of the Company and the previous lessor in connection with the Landlord’s acquisition of record title to the property the Premises is located on (the "Property") pursuant to the purchase option provided in the Prior Lease (which is expected to be

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
assigned by the Company to the Landlord), for a purchase price of $16.3 million (the “Closing”) and the effectiveness of the Lease, such that the Company’s possession of the Premises shall be uninterrupted.

The Lease is conditioned upon the Closing. In the event the Closing has not occurred on or before December 22, 2020, the Lease shall be deemed automatically terminated, and the Company shall then be obligated to acquire the Property pursuant to the same purchase option provided in the Prior Lease no later than December 30, 2020.

Pursuant to a separate agreement to be entered into by the Company and the Landlord prior to Closing, the (i) Landlord is obligated to negotiate an amendment to the Lease to allow for construction of a 648-space parking deck on the Property for the Company, the development costs of which will be added to base rent under the Lease, and (ii) Company will have the option (the “New Building Option”) to require the Landlord to enter into negotiations for a new lease agreement (the “New Building Lease”) for a term of fifteen years, to allow for the construction by the Landlord and leasing by the Company of an additional three-story office building of approximately 90,000 rentable square feet (the “New Building”) on the Property, which lease would commence upon completion of construction of the New Building and tenant improvements therein. The Company may exercise the New Building Option on or before the fourth anniversary of the Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our final prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 20" refer to the fiscal year ended January 31, 2020.
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

We sell our solution directly through our business development managers, account executives, field sales engineers and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of October 31, 2020, we had 144 sales and sales support personnel in the United States, and 58 sales and support personnel in offices outside the United States.
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
To support our growth and capitalize on what we believe is a compelling market opportunity, we have significantly increased our operating expenses across all aspects of our business. In research and development, we have focused on product improvements and the development of new functionality, while simultaneously leveraging the Salesforce Platform such that our development is heavily focused on vertical-specific solutions for financial institutions. Similarly, to grow our customer base, we have invested heavily in sales and marketing both in the United States and internationally. We have also increased our general and administrative spending to support our growing operations and for operating as a newly public company.
For the three months ended October 31, 2020 and 2019, our total revenues were $54.2 million and $37.9 million, respectively, representing a 43.2% increase, and our subscription revenues were $43.3 million and $27.7 million, respectively, representing a 56.4% increase. We had net losses attributable to nCino of $9.1 million and $6.0 million for the three months ended October 31, 2020 and 2019, respectively. For the nine months ended October 31, 2020 and 2019, our total revenues were $147.7 million and $99.7 million, respectively, representing a 48.2% increase, and our subscription revenues were $117.5 million and $71.8 million, respectively, representing a 63.6% increase. We had net losses attributable to nCino of $28.5 million and $18.0 million for the nine months ended October 31, 2020 and 2019, respectively.
Recent Development
Initial Public Offering. On July 13, 2020, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. In connection with the IPO, we issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of October 31, 2020).
Secondary Public Offering. On October 13, 2020, the Company completed the Secondary Offering. The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.0 million in relation to the Secondary Offering for the three and nine months ended October 31, 2020 and such costs are recorded as a component of general and administrative expenses on the unaudited condensed consolidated statement of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements signed in connection with the IPO, with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 12.2% of our total revenues for the three months ended October 31, 2020, and 10.5% for the nine months ended October 31, 2020. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
COVID-19 Effects on Demand for Our Solution. To help our customers service demand for Paycheck Protection Program ("PPP") loans under the CARES Act beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications and have provided more than $50 billion in funding for their small business clients.
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
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest heavily in sales and marketing both in the United States and internationally to further grow our business, and increase our general and administrative spending to support our growing operations and for operating as a newly public company. As such, to capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth, and as a result continue experiencing operating losses, for the foreseeable future.
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
This non-GAAP financial measure does not replace the presentation of our GAAP financial results and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP. There are limitations in the use of non-GAAP measures because they do not include all of the expenses that must be included under GAAP and because they involve the exercise of judgment concerning exclusions of items from the comparable non-GAAP financial measure. In addition, other companies may use other measures to evaluate their performance, or may calculate non-GAAP measures differently, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
The following table reconciles Non-GAAP Operating Loss to Loss from Operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2020	2019	2020
GAAP Loss from Operations	$(6,720)	$(8,788)	$(18,159)	$(28,752)
Adjustments
Amortization of Intangible Assets	726	803	903	2,395
Stock-based Compensation Expense	1,081	5,293	4,682	19,613
Total Adjustments	1,807	6,096	5,585	22,008
Non-GAAP Operating Loss	$(4,913)	$(2,692)	$(12,574)	$(6,744)
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

Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as the liquidity-based vesting condition was satisfied upon the IPO. For the three and nine months ended October 31, 2020, we recognized $4.6 million and $16.8 million of stock-based based compensation expense, respectively, related to RSUs being recognized upon the effective date of the IPO and additional vesting of RSUs since such time ($12.2 million of which was recognized on the effective date of the IPO). Going forward, stock-based compensation expense for both stock options and RSUs will be recognized as the time-based vesting conditions under such awards are met.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statement of operations data for three and nine months ended October 31, 2019 and 2020 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
($ In thousands, except share and per share amounts)
Revenues:
Subscription revenues	$27,673	$43,279	$71,815	$117,461
Professional services revenues	10,189	10,950	27,861	30,245
Total revenues	37,862	54,229	99,676	147,706
Cost of revenues:
Cost of subscription revenues[1]	8,243	12,380	21,828	34,399
Cost of professional services revenues[1]	8,646	10,134	23,869	29,568
Total cost of revenues	16,889	22,514	45,697	63,967
Gross profit	20,973	31,715	53,979	83,739
Operating expenses:
Sales and marketing[1]	12,602	14,175	31,070	42,027
Research and development[1]	9,534	15,077	25,172	41,334
General and administrative[1]	5,557	11,251	15,896	29,130
Total operating expenses	27,693	40,503	72,138	112,491
Loss from operations	(6,720)	(8,788)	(18,159)	(28,752)
Non-operating income (expense):
Interest income	99	78	682	289
Other	690	(260)	(37)	337
Loss before income tax expense	(5,931)	(8,970)	(17,514)	(28,126)
Income tax expense	158	309	496	709
Net loss	(6,089)	(9,279)	(18,010)	(28,835)
Net loss attributable to non-controlling interest	(60)	(292)	(60)	(700)
Adjustment attributable to non-controlling interest	—	76	—	343
Net loss attributable to nCino, Inc.	$(6,029)	$(9,063)	$(17,950)	$(28,478)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.08)	$(0.10)	$(0.23)	$(0.33)
Weighted average number of common shares outstanding:
Basic and diluted	79,382,419	91,600,203	77,277,039	85,962,141
1Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Cost of subscription revenues	$71	$135	$208	$438
Cost of professional services revenues	315	810	938	3,358
Sales and marketing	339	1,157	946	4,818
Research and development	315	1,066	926	4,406
General and administrative	41	2,125	1,664	6,593
Total stock-based compensation expense	$1,081	$5,293	$4,682	$19,613

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2020	2019	2020
Revenues:
Subscription revenues	73.1%	79.8%	72.0%	79.5%
Professional services revenues	26.9	20.2	28.0	20.5
Total revenues	100%	100%	100%	100%
Cost of Revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.8	28.6	30.4	29.3
Cost of professional services revenues	84.9	92.5	85.7	97.8
Total cost of revenues	44.6	41.5	45.8	43.3
Gross profit	55.4	58.5	54.2	56.7
Operating Expenses:
Sales and marketing	33.3	26.1	31.2	28.5
Research and development	25.2	27.8	25.3	28.0
General and administrative	14.7	20.7	15.9	19.7
Total operating expenses	73.2	74.6	72.4	76.2
Loss from operations	(17.8)	(16.1)	(18.2)	(19.5)
Non-operating Income (Expense)
Interest income	0.3	0.1	0.7	0.2
Other	1.8	(0.5)	—	0.2
Loss before income tax expense	(15.7)	(16.5)	(17.5)	(19.1)
Income tax expense	0.4	0.6	0.5	0.5
Net loss	(16.1)%	(17.1)%	(18.0)%	(19.6)%
Comparison of the Three and Nine Months Ended October 31, 2019 and 2020
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2019		2020		2019		2020
Revenues:
Subscription revenues	$27,673	73.1%	$43,279	79.8%	$71,815	72.0%	$117,461	79.5%
Professional services revenues	10,189	26.9	10,950	20.2	27,861	28.0	30,245	20.5
Total revenues	$37,862	100.0%	$54,229	100.0%	$99,676	100.0%	$147,706	100.0%
Subscription Revenues
Subscription revenues increased $15.6 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to new customer additions, expansion from existing customers within and across lines of business and price increases, and an approximately $1.0 million one-time catch-up revenue benefit related to a consortium that utilized our software to process PPP loans. In the future, we expect an immaterial revenue contribution related to this consortium. Of the increase, 88.1% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, and 11.9% was attributable to revenues from new nCino Bank Operating System customers. Subscription revenues were 79.8% of total revenues for the three months ended October 31, 2020 compared to 73.1% of total revenues for the three months ended October 31, 2019, reflecting the growth in our installed base.
Subscription revenues increased $45.6 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to new customer additions, including customers added as a result of our acquisitions of Visible Equity and FinSuite, expansion from existing customers within and across lines of business and price increases, and an approximate $1.0 million one-time catch-up revenue benefit related to a consortium that utilized our software to process PPP loans. In the future, we expect an immaterial revenue contribution related to this consortium. Of the increase, 80.9% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, 11.4% was attributable to revenues from Visible Equity and FinSuite, and 7.7% was attributable to revenues from new nCino Bank Operating System customers. Subscription revenues were 79.5% of total revenues for the nine months ended October 31, 2020 compared to 72.0% of total revenues for the nine months ended October 31, 2019, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $0.8 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Professional services revenues increased $2.4 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2019		2020		2019		2020
Cost of Revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$8,243	29.8%	$12,380	28.6%	$21,828	30.4%	$34,399	29.3%
Cost of professional services revenues	8,646	84.9	10,134	92.5	23,869	85.7	29,568	97.8
Total cost of revenues	$16,889	44.6	$22,514	41.5	$45,697	45.8	$63,967	43.3
Gross profit	$20,973	55.4	$31,715	58.5	$53,979	54.2	$83,739	56.7
Cost of Subscription Revenues
Cost of subscription revenues increased $4.1 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, generating a gross margin for subscription revenues of 71.4% compared to a gross margin of 70.2% for the three months ended October 31, 2019. Costs related to Salesforce user fees increased $3.2 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $0.6 million as we added new employees. Stock-based compensation expense increased $0.1 million related to vesting of RSUs since the effective date of the IPO. Allocated overhead costs increased $0.1 million compared to the prior year period due to growth supporting our continued business expansion. Amortization expense for acquired developed technology related to the acquisition of Visible Equity and FinSuite increased $0.1 million due to amortization expense during the full period for the three months ended October 31, 2020. Other costs of subscription revenues increased $0.1 million due to data services purchased for resale.
Cost of subscription revenues increased $12.6 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, generating a gross margin for subscription revenues of 70.7% compared to a gross margin of 69.6% for the nine months ended October 31, 2019. Costs related to Salesforce user fees increased $9.0 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $1.7 million as we added new employees. Stock-based compensation expense increased $0.3 million, mostly attributable to RSUs being recognized upon the effective date of the IPO. Allocated overhead costs increased $0.2 million compared to the prior year period due to growth supporting our continued business expansion. Amortization expense for acquired developed technology related to the acquisitions of Visible Equity and FinSuite increased $0.8 million due to amortization expense during the full period for the nine months ended October 31, 2020. Other costs of subscription revenues increased $0.6 million due to data services purchased for resale. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $1.5 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, generating a gross margin for professional services of 7.5% compared to a gross margin of 15.1% for the three months ended October 31, 2019. Excluding the effect of additional stock-based compensation expense related to vesting of RSUs since the effective date of the IPO, gross margin for professional services for the three months ended October 31, 2020 was 13.7%. For the three months ended October 31, 2020, personnel costs increased $1.6 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense increased $0.7 million related to vesting of RSUs since the effective date of the IPO. Allocated overhead costs increased $0.3 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $0.8 million decrease in reimbursable, and a $0.3 million decrease in non-reimbursable, travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. The decrease in our professional services gross margin for the three months ended October 31, 2020 was primarily due to additional stock-based compensation expense and continued investment in expansion of our international professional services teams.
Cost of professional services revenues increased $5.7 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, generating a gross margin for professional services of 2.2% compared to a gross margin of 14.3% for the nine months ended October 31, 2019. Excluding the effect of additional stock-based compensation expense, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, gross margin for professional services for the nine months ended October 31, 2020 was 11.1%. For the nine months ended October 31, 2020, personnel costs increased $4.9 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense increased $2.7 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Allocated overhead costs increased $0.6 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $1.9 million decrease in reimbursable, and a $0.6 million decrease in non-reimbursable, travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. The decrease in our professional services gross margin for the nine months ended October 31, 2020 was primarily due to additional stock-based compensation expense and continued investment in expansion of our international professional services teams.
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
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2019		2020		2019		2020
Operating Expenses:
Sales and marketing	$12,602	33.3%	$14,175	26.1%	$31,070	31.2%	$42,027	28.5%
Research and development	9,534	25.2	15,077	27.8	25,172	25.3	41,334	28.0
General and administrative	5,557	14.7	11,251	20.7	15,896	15.9	29,130	19.7
Total operating expenses	27,693	73.2	40,503	74.6	72,138	72.4	112,491	76.2
Loss from operations	$(6,720)	(17.8)%	$(8,788)	(16.1)%	$(18,159)	(18.2)%	$(28,752)	(19.5)%
Sales and Marketing
Sales and marketing expenses increased $1.6 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, due to an increase of $2.4 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense increased $1.0 million related to vesting of RSUs since the effective date of the IPO. The increase in sales and marketing expenses also included a $0.1 million increase in allocated overhead costs. The increase in sales and marketing expenses for the three months ended October 31, 2020 was partially offset by a decrease of $0.6 million in marketing costs and a decrease of $1.3 million in sales-related travel costs due to COVID-19-related travel restrictions.
Sales and marketing expenses increased $11.0 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to an increase of $8.8 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense increased $4.1 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. The increase in sales and marketing expenses also included a $0.9 million increase in allocated overhead costs and a $0.4 million increase in outside consulting fees due to growth supporting our continued business expansion. Amortization expense for acquired customer relationships related to the acquisition of Visible Equity increased $0.7 million due to amortization expense during the full period for the nine months ended October 31, 2020. The increase in sales and marketing expenses for the nine months ended October 31, 2020 was partially offset by a decrease of $1.0 million in marketing costs and a decrease of $2.9 million in sales-related travel costs due to COVID-19-related travel restrictions.
Our sales and marketing headcount grew by 34 from October 31, 2019 to October 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $5.5 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to an increase of $3.6 million in personnel costs resulting from continued growth in headcount, a $0.5 million increase in allocated overhead costs due to growth supporting our continued business expansion, and an increase of $0.8 million in the use of third-party contractors. Stock-based compensation expense increased $0.8 million related to vesting of RSUs since the effective date of the IPO.
Research and development expenses increased $16.2 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to an increase of $10.8 million in personnel costs resulting from continued growth in headcount and a $1.3 million increase in allocated overhead costs due to growth supporting our continued business expansion. Stock-based compensation expense increased $3.5 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO.
Our research and development headcount grew by 96 from October 31, 2019 to October 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new applications and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $5.7 million for the three months ended October 31, 2020 compared to the three months ended October 31, 2019, primarily due to stock-based compensation expense of $2.0 million related to vesting of RSUs since the effective date of the IPO, a $1.6 million increase to personnel costs from increased headcount as we continued to scale our business and to an increase in third party professional fees of $1.0 million, mostly attributable to costs related to the Company's Secondary Offering. Allocated overhead and other general and administrative costs increased $1.3 million, which consisted primarily of increased insurance costs associated with being a public company. The increase in general and administrative expenses for the three months ended October 31, 2020 was partially offset by a decrease of $0.2 million travel costs due to COVID-19-related travel restrictions.
General and administrative expenses increased $13.2 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, primarily due to stock-based compensation expense of $6.2 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, partially offset by $1.2 million of stock-based compensation expense for the accelerated vesting of an executive's stock options for the nine months ended October 31, 2019 that did not occur for the nine months ended October 31, 2020. Personnel costs increased $3.6 million from increased headcount as we continued to scale our business. Third party professional fees increased $2.0 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, mostly attributable to costs related to the Company’s IPO and Secondary Offering. Allocated overhead and other general and administrative costs increased $3.0 million, which consisted primarily of bad debt expense, charitable contributions and insurance costs associated with being a public company. The increase in general and administrative expenses for the nine months ended October 31, 2020 was partially offset by a decrease of $0.4 million travel costs due to COVID-19-related travel restrictions.
Our general and administrative headcount grew by 34 from October 31, 2019 to October 31, 2020. Excluding the effect of IPO associated expenses related to RSUs, we expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth and additional expenses for our transition to, and continuing costs of, being a public company.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. In addition, we shifted our conferences and other marketing events to virtual-only for the foreseeable future. We expect these restrictions to stay in effect during the fourth quarter of fiscal 2021 and could extend further into future quarters. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the duration, severity and spread of the pandemic, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see, “—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of the recent coronavirus outbreak, may adversely affect our industry, business and results of operations,” included in the Company's prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020.
Liquidity and Capital Resources
As of October 31, 2020, we had $378.6 million in cash and cash equivalents, and an accumulated deficit of $149.1 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and collections from our customers. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We paid $2.5 million in additional IPO related costs during the nine months ended October 31, 2020. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
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
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2020 and October 31, 2020, the redeemable non-controlling interest of non-controlling interests in nCino K.K. was $4.4 million and $4.2 million, respectively.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2019 and 2020 are set forth below.

	Nine Months Ended October 31,
(In thousands)	2019	2020
Net cash provided by operating activities	$2,170	$21,147
Net cash used in investing activities	(55,641)	(3,755)
Net cash provided by financing activities	85,157	269,710
Net Cash Provided by Operating Activities
The $21.1 million provided by operating activities in the nine months ended October 31, 2020 reflects our net loss of $28.8 million, offset by $29.0 million in non-cash charges and $20.9 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $11.4 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, and a $17.7 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by payments of $4.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.7 million increase in prepaid expenses and other assets, a $0.9 million decrease in accounts payable and accrued expenses and other liabilities, and a decrease of $0.1 million in deferred rent.
The $2.2 million provided by operating activities in the nine months ended October 31, 2019 reflects our net loss of $18.0 million, offset by $9.9 million in non-cash charges and $10.3 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $4.1 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, a $1.1 million increase in deferred rent, a $9.0 million decrease in accounts receivable, and a $0.1 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $1.6 million decrease in accounts payable and accrued expenses and other liabilities, and payments of $2.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions.
Net Cash Used in Investing Activities
We used $3.8 million in investing activities in the nine months ended October 31, 2020 for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The $55.6 million used in investing activities in the nine months ended October 31, 2019 comprised of $3.4 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $52.3 million used in the acquisition of Visible Equity and FinSuite.
Net Cash Provided by Financing Activities
The $269.7 million provided by financing activities in the nine months ended October 31, 2020 was comprised $268.4 million in proceeds from the IPO in July 2020, net of underwriting discounts and commissions and $3.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $2.5 million in costs related to the IPO. The $85.2 million provided by financing activities in the nine months ended October 31, 2019 was comprised principally of $79.9 million in proceeds from equity financings, net of issuance costs, as well as $4.5 million in proceeds from the non-controlling interest for our Japan joint venture and $0.7 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
There were no material changes to our contractual obligations and commitments as of October 31, 2020 compared to January 31, 2020 as disclosed in our final prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020.
On November 29, 2020, the Company entered into a lease with a new lessor with changed terms and amounts and subject to additional agreements, pursuant to which the Company will continue to lease approximately 89,975 square feet of space for its existing corporate headquarters. See Note 14, Subsequent Event of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for the full description.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the final prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Interest Rate Risk
At October 31, 2020, we had cash and cash equivalents of $378.6 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2020, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at October 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's final prospectus for the Secondary Offering dated October 7, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on October 9, 2020 under the heading "Risk Factors". You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In October 2020 and again in November 2020, 142,846 shares of common stock were earned as the share portion of contingent consideration in connection with our acquisition of FinSuite. These 285,692 shares of common stock issued in November 2020 were made to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. See Note 6, Business Combinations of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the share portion of contingent consideration regarding this acquisition.
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
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus for the IPO dated July 13, 2020 and filed with the SEC on July 14, 2020, pursuant to Rule 424(b) of the Securities Act.
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

nCino, Inc.

Date: December 10, 2020	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: December 10, 2020	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)