Form 10-K
period 2021-01-31
NCINO, INC.
filed 2021-03-31
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __to __
Commission File Number: 001-39380

nCino, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	46-4353148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6770 Parker Farm Drive
Wilmington, North Carolina 28405
(Address of principal executive offices including zip code)

(888) 676-2466
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0005 per share	NCNO	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2020, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $4.1 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 94,367,482 shares of the registrant's common stock outstanding as of March 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2021.
2

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenues, cost of revenues, operating expenses, and our ability to achieve and maintain future profitability;
•our ability to execute strategies, plans, objectives, and goals;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to develop and protect our brand;
•our ability to effectively manage privacy, information, and data security;
•costs associated with research and development and building out our sales, professional services and customer support teams;
•increases in spending by financial institutions in cloud-based technology;
•our ability to add and retain customers;
•our ability to expand internationally and associated costs;
•our ability to comply with laws and regulations;
•our expectations and management of future growth based on subscription revenues over the term of our customer contracts;
•our expectations concerning relationships with our customers, partners, and other third parties;
•the short and long-term impact of COVID-19 on our industry, business, and results of operations;
•economic and industry trends;
•projected growth or trend analysis;
•our relationship with Salesforce and our systems integrators ("SIs");
•seasonal sales fluctuations;
•our ability to add capacity and automation to our operations; and
•our ability to attract and retain key personnel.
i

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Except as required by law, we disclaim any obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date on which it is made and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.
ii

PART I
Item 1. Business
Overview
Our mission is to transform financial services through innovation, reputation and speed.
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks and credit unions with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System®, digitizes, automates, and streamlines inefficient and complex processes and workflow and utilizes data analytics and artificial intelligence and machine learning ("AI/ML") to enable financial institutions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts, and manage regulatory compliance. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions, and new market entrants, such as challenger banks. Our customers deploy and utilize our digital platform, which can be accessed anytime, anywhere and from any internet-enabled device, for mission critical functions across their organizations.
Built as a single, multi-tenant SaaS platform, the nCino Bank Operating System transforms the way financial institutions operate, go to market, and interact with their clients, while delivering measurable return on investment by enabling them to:
•digitally serve their clients across commercial, small business, and retail lines of business,
•improve financial results,
•operate more efficiently,
•manage risk and compliance more effectively, and
•establish a data, audit, and business intelligence hub.
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced our solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe and Asia-Pacific ("APAC"). Throughout this market expansion, we broadened our solution by adding functionality for retail lending, client onboarding, deposit account opening, analytics and AI/ML. Our holistic solution enables us to provide a single digital banking platform for financial institutions of all sizes on a global basis. We work with some of the world’s leading SIs to help implement our solution, which has increased our capacity to deliver and deploy the nCino Bank Operating System and enabled us to scale more quickly.
As a native cloud platform that utilizes a single code base regardless of the size and complexity of the financial institution, the nCino Bank Operating System is highly scalable and configurable for the specific needs of each of our customers. Once implemented, our solution becomes deeply embedded in our customers’ business processes, enabling mission critical workflow across the financial institution on a single platform and allowing our customers to serve their clients without locality or access constraints. The nCino Bank Operating System connects the front, middle, and back office employees of a financial institution with clients and third parties across lines of business. We deliver data analytics and AI/ML capabilities through our nCino IQ ("nIQ") application suite to provide our customers with automation and insights into their operations, such as tools for analyzing, measuring, and managing credit risk, as well as to improve their ability to comply with regulatory requirements. Fundamental elements of the nCino Bank Operating System are built on the Salesforce platform (the "Salesforce Platform"), which allows us to focus our product development efforts on building deep vertical functionality specifically for banks and credit unions while leveraging the Salesforce Platform’s global infrastructure, reliability, and scalability.
We offer the nCino Bank Operating System on a subscription basis pursuant to non-cancellable multi-year contracts that typically range from three to five years, and we employ a “land and expand” business model. Our initial deployment with a customer generally focuses on implementing a client onboarding, loan origination, and/or deposit account opening application in a specific line of business within the financial institution, such as commercial, small business, or retail. The nCino Bank Operating System is designed to scale with our customers and once our solution is deployed, we seek to have our customers expand adoption within and across lines of business. The nCino Bank Operating System leverages common data sets and functionality across applications, which optimizes and accelerates the deployment of our solution throughout a financial institution.
Our business has achieved rapid growth since its inception. We plan to continue investing in expanding the breadth and depth of the nCino Bank Operating System and expanding internationally. We believe our product development and global expansion initiatives will continue to drive revenue and customer growth. Our total revenues were $91.5 million, $138.2 million, and $204.3 million for fiscal 2019, 2020, and 2021, respectively, representing a 49.4% compound annual growth rate. We also had recurring, subscription-based revenues of $64.5 million, $103.3 million, and $162.4 million for fiscal 2019, 2020, and 2021, respectively, representing a 58.7% compound annual growth rate. For fiscal 2019, 2020, and 2021, we had subscription revenue retention rates of 163%, 147%, and 155%, respectively. Net losses attributable to nCino for fiscal 2019, 2020, and 2021, were $22.3 million, $27.6 million, and $40.5 million, respectively.

Benefits of the nCino Bank Operating System®
The nCino Bank Operating System is a single, multi-tenant cloud platform that digitizes client onboarding, loan origination, and deposit account opening across commercial, small business, and retail lines of business. Our solution streamlines employee, client, and third-party interactions and drives increased profitability, efficiency, transparency, and regulatory compliance across a financial institution. The nCino Bank Operating System was designed by bankers who understand how financial institutions operate and delivers a significant and measurable return on investment by enabling them to:
•Digitally Serve Their Clients Across Commercial, Small Business and Retail Lines of Business. The nCino Bank Operating System delivers a seamless experience across devices, channels, and products, enabling a unified digital relationship between a financial institution, its employees, clients, and third parties, such as appraisers, lawyers, and regulators. This empowers financial institution employees to be more efficient and effective and enhance relationships with their clients. Additionally, because nCino is cloud native, these employees are able to work from the office or remotely 24/7/365, which is a particularly attractive feature given COVID-19 limitations faced by certain of our customers.
•Improve Financial Results. Our customers leverage nCino’s capabilities to drive revenue growth by digitally expanding their brand presence and reach, increasing access and convenience for their employees and clients, delivering new products to grow client wallet share, and improving client satisfaction and retention. Our SaaS platform can reduce total cost of ownership by eliminating redundant legacy systems and simplifying our customers’ internal information technology landscape. The nCino Bank Operating System increases transparency at all organizational levels across lines of business, enabling our customers to measure their operations and performance more effectively.
•Operate More Efficiently. Utilizing the nCino Bank Operating System’s automation, workflow, and digitization capabilities allows financial institutions and their employees to focus on value-add work, reduce time spent on clearing exceptions, reduce duplicative data entry and data rekeying, help eliminate manual processes, decrease the use of paper files, and accelerate document collection.
•Manage Risk and Compliance More Effectively. The nCino Bank Operating System helps financial institutions reduce regulatory, credit, and operational risk through workflow and automation, data reporting, standardized risk rating calculations, and financial modeling. For example, the content management, automated workflow, and digital audit trail and snapshot functionality within the nCino Bank Operating System helps our customers more effectively and efficiently prepare for regulatory examinations.
•Establish a Data, Audit and Business Intelligence Hub. With an open API technology framework and integrations with third-party data sources, financial institutions can use the nCino Bank Operating System to augment their client and operational data and create a paperless centralized data hub that enhances data-driven decision-making. This centralized hub enables data to be more easily accessed, modeled, and analyzed to help deliver greater operational, portfolio, and financial intelligence, a more complete client view, improved compliance monitoring and metrics, as well as the opportunity to more successfully leverage AI/ML.
How Our Solution Works
The nCino Bank Operating System connects financial institution employees, clients, and third parties on a single, cloud-based platform, eliminating silos and bringing new levels of coordination and transparency to the institution. By utilizing a single platform across business lines, processes, and channels, banks and credit unions are able to leverage the same data and information across their entire organization. This unified platform provides all of the functionality necessary to complete mission-critical workflow, enabling client onboarding, loan origination, deposit account opening, analytics, and compliance.
nCino Applications
Client Onboarding. Built into the nCino Bank Operating System is client onboarding functionality that supports the front, middle, and back office onboarding process, allowing financial institutions to effectively evaluate the risk of doing business with a client while providing clients an efficient and personalized user experience. Clients are able to upload documents directly into the nCino Bank Operating System, complete identity verification, and provide information about themselves and their business, providing transparency to the financial institution that enables regulatory compliance, such as Know-Your-Customer (“KYC”). With enhanced onboarding reporting tools, banks and credit unions can generate customized reports and use real-time analytics and data from government watchlists and other third-party systems to achieve a holistic client view, enabling our customers to provide more value-added services and custom-tailored offerings.
Loan Origination. The loan origination functionality embedded within the nCino Bank Operating System combines an innovative and intuitive framework with automated workflow, checklists, document management, analytics, and real-time reporting to provide a complete, end-to-end loan origination system from application, to underwriting, to adjudication, to document preparation, to closing. In one view, all stakeholders have visibility into where the loan process stands and what data is needed to complete the process. Post-closing, the nCino Bank Operating System provides a view into loan performance and tools for portfolio management, providing financial institution employees the ability to utilize information to maximize efficiency. Each stakeholder in the loan process works from a single digital loan file allowing clients to apply for loans and upload documents, third parties, such as appraisers, lawyers, and regulators, to access and review loan files, and employees to seamlessly manage the entire loan process efficiently and compliantly.
Our loan origination functionality supports a wide range of lending products across commercial, small business, and retail lines of business. The nCino Bank Operating System can facilitate the origination of an institution’s most complex commercial lending products, including syndicated loans, commercial and industrial loans, commercial real estate loans, and construction loans, while also supporting the depth required for specific products such as agriculture lending, asset based lending, SBA loans, and leasing. Our solution also supports the speed and convenience required for small business and consumer loans across products, such as home equity lines of credit, home equity term loans, uncollateralized lines of credit, automobile loans, and credit cards, while providing the tools needed to address regulatory compliance, including fair lending and the Home Mortgage Disclosure Act.
Deposit Account Opening. The nCino Bank Operating System’s deposit account opening application optimizes the process for opening checking, savings, debit/ATM cards, money market, certificates of deposit, and retirement accounts. Financial institutions can utilize the intuitive, scalable, and flexible workflow to open retail, commercial, or small business accounts efficiently while maintaining individual account processes and requirements. Seamlessly embedded within the account opening experience, the nCino Bank Operating System provides the new client onboarding capability to collect KYC related information to meet compliance standards. The deposit account opening application allows clients to open a deposit account digitally, across any device, in a branch, or through a call center, with speed and flexibility.
nCino Platform
The client onboarding, loan origination and deposit account opening applications are built on the nCino platform, which contains common data sets and functionality including:
•Business process automation that provides workflow to define, streamline, and connect the business processes associated with a financial institution’s front, middle, and back office operations. Within the nCino platform, framework components use workflow to initiate and complete tasks in an efficient, reliable, and effective manner which includes the ability to support complex processes and calculations across client onboarding, loan origination, and deposit account opening, such as underwriting and automated decisioning.
•Compliance and risk management tools that provide financial institutions with audit, analytics, and snapshot capabilities to more effectively manage internal regulation and risk, the examination process, and overall compliance standards. The nCino Bank Operating System helps establish baseline performance metrics and sets standards and goals to achieve regulatory requirements and institution specific risk thresholds including with respect to Current Expected Credit Losses ("CECL"), Allowance for Loan and Lease Losses (“ALLL”) and fair lending. Because the nCino platform is highly configurable, it can adjust as regulations and the institution's risk requirements evolve.
•An intelligent enterprise content management system that includes a standardized filing system across applications, providing instant and ongoing access to digital documentation and checklists to help ensure that compliance and credit requirements are met. For example, client documents are associated with a unique identifier eliminating the need for repeat document collection and duplicative data input.
•A 360-degree client view and reporting capabilities that provide financial institutions the ability to break down internal business line silos and have visibility into the entire client banking relationship, making it easy to connect individuals and businesses to their accounts and products. The reporting capabilities in the nCino platform provide a view into a financial institution’s portfolio and pipeline to more effectively manage and measure operational performance and forecasting. Reports can be set to instantly display everything from loan, deposit and branch information to relationship data offering banks and credit unions greater transparency into their operations.
nIQ
nIQ uses AI/ML to increase efficiency through automation and provides insights through analytics across interactions and into portfolio management. As part of the nCino Bank Operating System, nIQ works across a financial institution’s front, middle, and back office to empower bank and credit union employees to respond to client needs more quickly and remain compliant by providing increased visibility and actionable insights. Leveraging optical character recognition technology, financial institutions can utilize nIQ to automate data extraction, such as extracting data from scanned tax returns and financial statements, providing new levels of automation in underwriting and greatly reducing loan origination timeframes. Financial institutions can also leverage predictive analytics to measure performance and monitor risk across the organization, including assessing the credit risk and cash flows of loans and supporting automated loan decisioning. nIQ provides information when it’s needed, at the point of interaction, allowing bank and credit union employees to focus on their client’s needs with increased levels of personalized, predictive data.
Open APIs
By leveraging open APIs and productized integrations, the nCino Bank Operating System creates an open ecosystem that brings together disparate data sources and systems, acting as a data hub that integrates with core systems, credit reporting agencies, and other third-party applications to centralize a financial institution’s data creating an actionable single data platform and warehouse.
Our Competitive Advantages
We believe our position as a leading global provider of cloud banking software for financial institutions is built on a foundation of the following strengths:
•Built by Bankers for Bankers. Our company was started by banking professionals who recognized the need for a single cloud platform to address the endemic challenges faced by financial institutions. This heritage is the foundation of our deep banking domain expertise, which differentiates us and continues to drive our strategy to design software that addresses the unique challenges of our financial institution customers globally.
•Cloud Banking Technology Pioneer and Market Leader. The nCino Bank Operating System was developed from inception as a native cloud application and we believe our over nine year track record of technology innovation in digitally transforming financial institutions distinguishes us in the market. As a first mover in this sector, we have developed trusted relationships and a reputation for successfully implementing our solution with financial institutions of all sizes in multiple geographies.
•Single SaaS Platform. We deliver a single SaaS platform that spans business lines and replaces point and other legacy technology solutions for client onboarding, loan origination, and deposit account opening. This approach allows financial institutions to leverage common data sets and workflow across lines of business, providing a consistent and engaging digital experience for their employees and clients and a more comprehensive view of client relationships.
•Measurable Return on Investment. The nCino Bank Operating System provides quantifiable results for our customers, including increased client growth and retention, loan volume and efficiency and reduced loan closing times, policy exceptions and operating costs. We enable our customers to digitally serve their clients across products and channels, providing increased client engagement, enhanced communication, and increased opportunities to grow wallet share. Our solution allows our customers to operate more efficiently by increasing employee accountability and productivity and shortening the time it takes to onboard a client, make a loan, and open an account. Our solution empowers our customers with data driven, real-time insights into their business performance, enabling them to better measure and manage their operations.

•Empowering the Intelligent Enterprise. Through our nIQ applications, we leverage analytics and AI/ML to help financial institutions become more predictive, personalized, and proactive. nIQ automates data extraction and analysis, allowing our customers to focus on more value-add activities, and employs predictive analytics to, for example, assist in understanding risk and fair lending compliance. nIQ drives personalized experiences by embedding actionable information throughout the nCino Bank Operating System, which enables our customers to make more informed decisions in real time at the point of production.
•Award-Winning Culture. We are in the business of fundamentally changing the way financial institutions operate. To transform an industry, we believe it is essential to have a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and have a passion for customer success. For these reasons, we have built nCino with a cultural foundation based on our six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun, and Be a Winner! We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction, and culture, we have received numerous awards, including being named the 2019 #1 Best Place to Work in Financial Technology by American Banker and one of the Top 25 Large Companies with the Best Culture in 2020 by Comparably.
How nCino Will Grow
We intend to continue growing our business by executing on the following strategies:
•Expand Within and Across our Existing Customers. We believe there is a significant opportunity to further expand within our existing customer base both vertically within business lines and horizontally across business lines. Our revenues from existing customers continue to grow as additional users are added, creating strong customer cohort dynamics.
•Expand our Customer Base. We believe the global market for cloud banking is large and underserved. With banks and credit unions needing to replace legacy point products with more efficient technology and banking services continuing to shift to digital, we believe there is a significant opportunity to deliver our solution and expand our customer base to financial institutions of all sizes and complexity around the world. Currently deployed in 12 countries, we have made significant investments to expand our presence in EMEA and APAC, and our solution can currently support over 120 languages and over 140 currencies. We promote sales in North America out of our offices in the United States and Canada, in APAC out of our offices in Australia and Japan, and in EMEA out of our office in the UK.
•Continue Strengthening and Extending our Product Functionality. We plan to extend the depth and breadth of the nCino Bank Operating System’s client onboarding, loan origination and deposit account opening functionality across lines of business, while further enhancing its international capabilities. Additionally, we plan to continue to develop our portfolio analytics and credit modeling capabilities as well as our AI/ML capabilities through automation, predictive analytics, digital assistant services, and data source integration. These innovations will further reduce the human resources required for routine but time-consuming tasks, allowing our customers to spend more time on value creating activities. By continuing to expand the functionality of the nCino Bank Operating System, we can further help our customers improve financial results, operate more efficiently, manage risk and compliance more effectively, and establish a data, audit, and business intelligence hub.
•Foster and Grow our SI and Technology Ecosystem. We have developed strong relationships with a number of leading SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, that increase our capacity to onboard new customers and implement the nCino Bank Operating System, extend our global reach, and drive increased market awareness of our company and solution. To date, over 2,000 SI consultants have completed our training program to implement the nCino Bank Operating System. Through the open architecture of the nCino Bank Operating System, an increasing number of third-party technology partners, including Docusign, Equifax, Experian, TransUnion, IDology, LexisNexis, OneSpan, and The Risk Management Association, are integrated with our solution.
•Selectively Pursue Strategic Transactions. In addition to developing our solution organically, we may selectively pursue acquisitions, joint ventures, or other strategic transactions. We expect these transactions to focus on innovation to help strengthen and expand the functionality and features of the nCino Bank Operating System and/or expand our global presence. For example, in fiscal 2020 we acquired Visible Equity, LLC ("Visible Equity") and FinSuite Pty Ltd ("FinSuite") as part of our strategy to build out our nIQ capabilities and we established our nCino K.K. joint venture to facilitate our entry into the Japanese market.
Our Customers
nCino has a diverse customer base ranging from global financial institutions, such as Bank of America, Barclays, Santander Bank, and TD Bank, to enterprise banks, such as KeyBank, Allied Irish Bank, First Horizon Bank, and Truist Bank, to regional and community banks, as such ConnectOne Bank, Pacific Western Bank, and Coastal States Bank, to credit unions, such as Corning Credit Union, Navy Federal Credit Union, SAFE Credit Union, and Wright-Patt Credit Union, to new market entrants, such as challenger banks like B-North, DBT Företagslån, Recognise Financial, and Judo Bank. These companies represent a cross-section of global financial institutions, enterprise banks, regional and community banks, credit unions, and challenger banks, and each of these customers represent a substantial level of Annual Contract Value ("ACV") in its respective category.
As of January 31, 2021, we had over 330 financial institutions that have contracted for the nCino Bank Operating System for client onboarding, loan origination, and/or deposit account opening, of which 224 each generated more than $100,000 in subscription revenues for the fiscal year ended January 31, 2021. In addition, we have over 930 financial institutions that have contracted for our Portfolio Analytics solution that we acquired with the Visible Equity acquisition in fiscal 2020. In total, we had over 1,260 financial institution customers as of January 31, 2021. No single customer represented more than 10% of total revenues in fiscal 2021.
Our Relationship with Salesforce
From our inception, we built the nCino Bank Operating System on the Salesforce Platform to leverage its global infrastructure, reliability, and scalability. Building on the Salesforce Platform has allowed us to benefit from Salesforce’s investment in the continual improvement of the Salesforce Platform. We believe we have a mutually beneficial strategic relationship with Salesforce.
Salesforce Ventures, an affiliate of Salesforce, made investments in our common stock in January 2014, March 2015, July 2017, January 2018, and September 2019. As of January 31, 2021, Salesforce was our second largest stockholder and beneficially owned 10.6% shares of our common stock.
Pursuant to our agreement with Salesforce ("the Salesforce Agreement"), when we sell our client onboarding, loan origination, and/or deposit account opening applications, we include a subscription to the underlying Salesforce Platform and remit a subscription fee to Salesforce. In exchange, Salesforce provides the hosting infrastructure and data center for these applications, as well as configuration, reporting, and other functionality within the Salesforce Platform. In addition, under the Salesforce Agreement, we are an authorized reseller of Salesforce’s CRM functionality to certain financial institutions in the United States. Our original agreement with Salesforce was entered into in December 2011. On June 19, 2020, this agreement was superseded and replaced by the Salesforce Agreement which expires on June 19, 2027 unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement. The Salesforce Agreement automatically renews for additional one-year periods thereafter unless notice of termination is provided.
Sales and Marketing
Our sales team includes business development representatives, account executives, field sales engineers, and customer success managers. This team is responsible for outbound lead generation, driving new business, and helping to manage account relationships and renewals, further driving adoption of our solution within and across lines of business. These teams maintain close relationships with existing customers and act as an advisor to each financial institution to help identify and understand their unique needs, challenges, goals, and opportunities.
Our marketing team oversees all aspects of the nCino global brand including public relations, digital marketing, social media, product marketing, graphic design, conferences, and events. Our marketing efforts are focused on promoting direct sales, inbound lead generation, and brand building. We leverage online and offline marketing channels by sponsoring customer conferences, participating in trade shows, and using webinars, digital marketing, and social media.

Customer Success
Once a customer contracts for the nCino Bank Operating System, we either directly or working with SIs, provide configuration and implementation services to assist the customer in the deployment of our solution. Configuration and implementation engagements typically range in duration from three to 18 months, depending on scope. For enterprise financial institutions, we generally work with SIs such as Accenture, Deloitte, and PwC. For regional financial institutions, we work with SIs such as West Monroe Partners, and for community banks we work with SIs such as Enforce or we perform configuration and implementation ourselves. Where we work with SIs, we generally field a small team of advisory consultants alongside the SIs to help ensure the success of the engagement.
We support our customers with 24/7 access to engineers and other technical support personnel, outcome based support offerings, release management, managed services, and also offer technical support via online chat. To help our customers achieve success with the nCino Bank Operating System, we offer in-depth change management workshops, classroom and virtual end user and administrator training, consultative functionality adoption services, and best practices. The nCino Customer Success Management team is the customer’s central touch point, whose primary job is to manage the long-term health and success of each customer.
Over 36,000 of our customers’ employees, representing over 95% of our financial institution customers utilizing our client onboarding, loan origination, and/or deposit account opening applications, participate in our online nCino User Community. In this community, users can access over 7,500 product guides and technical documents, engage and share best practices with other users and nCino subject matter experts through over 30 unique user groups, suggest and vote for future product development ideas, and access training videos, materials and product certifications.
Research and Development
Our research and development organization is responsible for the design, development, and testing of the nCino Bank Operating System. We utilize Agile software development methodologies and industry best practices, such as continuous integration/continuous deployment, automated testing, and distributed version control, to develop new functionality and enhance our existing solution. We provide opportunities for innovation through hackathons and new technology pilots, and we encourage customers to participate in our Product Design Programs to provide us with input on our product development roadmap. Our research and development spend was $58.3 million or 28.5% of total revenues in fiscal 2021.
Competition
The primary competition for our solution has historically been point solution vendors and, to a lesser extent, systems internally developed by financial institutions. We believe our ability to provide client onboarding, loan origination, deposit account opening, analytics, and AI/ML on a single platform across commercial, small business, and retail lines of business, our deep banking domain expertise, our reputation for high-quality professional services and customer support, and the culture of our company distinguish us from our competition. We believe our success in growing our business will depend on our ability to demonstrate to financial institutions that our solution provides superior business outcomes to those of third-party vendors or internally developed systems. In this regard, we are likely to be assessed on a number of factors, including:
•breadth and depth of functionality;
•ease of deployment, implementation and use;
•total cost of ownership and return on investment;
•level of customer satisfaction;
•brand awareness and reputation;
•cloud-based technology platform and pricing model;
•quality of implementation and customer support services;
•capability for configurability, integration, and scalability;

•domain expertise in banking technology;
•security and reliability;
•ability of our solution to support compliance with legal and regulatory requirements;
•ability to innovate and respond to customer needs quickly; and
•ability to integrate with third-party applications and systems.
We believe we compete favorably with respect to these factors but we expect competition to increase as existing competitors evolve their offerings and as new companies enter our market. Our ability to remain competitive will depend on our ongoing efforts in research and development, sales and marketing, professional services, customer support, and our business operations generally. For additional information, see the section titled “Risk Factors—The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies, or other competitive dynamics could adversely affect our business and results of operations.”
Intellectual Property
Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We seek patent protection for certain of our key innovations, protocols, processes, and other inventions. We pursue the registration of our trademarks, service marks, and domain names in the United States and in certain other locations. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright, and trade secret protection may not be available in every country in which our products are available.
As of January 31, 2021, we had 12 issued U.S. patents as well as 1 patent application pending in the U.S. We file patent applications where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually or in the aggregate, are material to our business.
Human Capital Management
We are in the business of fundamentally changing the way financial institutions operate. To transform an industry, we believe it is essential to have a company culture that not only empowers its employees to challenge the status quo, but also emboldens them to drive change and have a passion for customer success. For these reasons, we have built nCino with a cultural foundation based on our six core values: Bring Your A-Game, Do the Right Thing, Respect Each Other, Make Someone’s Day, Have Fun, and Be a Winner! We believe our culture is the foundation for the successful execution of our strategy and, as a result, is a critical strength of our organization. In recognition of our continued focus on employee engagement, satisfaction and culture, we have received numerous awards, including being recognized by Comparably for having one of the Best Company Cultures (Large Companies), one of the Best Large Companies for Diversity, and one of the Best Large Companies for Women in 2020.
As of January 31, 2021, we have 1,115 employees, of which approximately 85% were in the United States and 15% were in our other locations around the globe. We have not experienced work stoppages, as a result of COVID-19 or otherwise, and believe our employee relations are good.
Diversity, Community, and Inclusion
nCino’s core values reflect our culture of humanity and humility; providing a place for us to be who we are, appreciate one another, and excel together. To demonstrate a commitment to a culture of inclusiveness, nCino proudly sponsors an employee-led Diversity, Equality, and Inclusion Council as well as Employee Resource Groups respectively focused on our Veteran, LGBTQ, and Diaspora employee populations. nCino has recently hired a full-time Diversity, Community, and Inclusion leader to champion these initiatives, with support and oversight from nCino’s CEO, Board of Directors, and Human Resources leadership.

nCino prioritizes giving back to our communities and volunteering time by providing all global employees paid volunteer days separate from regular leave or holidays. nVolve, nCino’s employee-led volunteer and community service team, sponsors and supports projects, programs, and charitable organizations across our global communities. Committed to community service and inspiring the next generation through technology and education, nVolve makes a difference by mobilizing nCino employees when and where there is a need, dedicating thousands of volunteer hours each year.
Compensation, Benefits and Well-being
nCino’s future success is dependent on our ability to attract and retain highly qualified personnel. nCino offers competitive compensation, opportunities for equity ownership, and generous, country-specific benefit packages. Our retirement plans help employees invest in their future. In addition, we offer competitive parental leaves, holiday pay, and vacation time. As part of our response to COVID-19, nCino offered incremental benefits to our employees, including childcare consultations, childcare stipends, and home office allowances. Our Global Job Framework promotes transparency of career progression by levelling compensation for jobs with common expectations, competency requirements, and scope of responsibilities across geographies and business units. nCino supports healthy employee lifestyles and wellness by offering office step challenges, complimentary healthy snacks, cycle to work programs, on-site flu shots, and recreational outings. These offerings demonstrate a commitment to our employees’ well-being and play a critical role in engaging and retaining the talented individuals that comprise our organization.
Available Information
Our website is located at www.ncino.com and our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes before making an investment decision with respect to our common stock. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
•We have a history of operating losses and may not achieve or sustain profitability in the future.
•If we are unable to attract new customers or continue to broaden our existing customers’ use of our solution, our revenue growth will be adversely affected.
•If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.

•We may not be able to sustain our revenue growth rate in the future.
•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
•We may not accurately predict the long-term rate of customer subscription renewals or adoption of our solution, or any resulting impact on our revenues or operating results.
•A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
•Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide our solution to our customers.
•Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
•We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
•The markets in which we participate are intensely competitive and highly fragmented, and pricing pressure, new technologies, or other competitive dynamics could adversely affect our business and results of operations.
•We depend on data centers operated by or on behalf of Salesforce, Amazon Web Services ("AWS") and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
•We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments or partnerships.
•Because two of our stockholders collectively hold a substantial amount of our total outstanding common stock, the influence of our public stockholders over significant corporate actions will be limited and sales by either of these stockholders could adversely affect the value of our common stock.
•Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
•We are presently subject to a government investigation and a civil suit involving alleged violations of antitrust laws relating to our hiring and wage practices. These matters or future litigation against us could adversely affect our operations and prospects, damage our reputation, and be costly and time-consuming to defend.
Risks Relating to Our Business and Industry
We have a limited operating history, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
As a result of our limited operating history, our ability to forecast our future operating results, including revenues, cash flows, and profitability, is limited and subject to a number of uncertainties. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results may differ materially from our expectations and our business may suffer.

We have a history of operating losses and may not achieve or sustain profitability in the future.
We began operations in late 2011 and have experienced net losses since inception. We generated net losses attributable to nCino of $22.3 million, $27.6 million, and $40.5 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively. We had an accumulated deficit of $161.1 million at January 31, 2021. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant resources to support further growth and extend the functionality of the nCino Bank Operating System, expand our sales and product development headcount, increase our marketing activities, and grow our international operations. We will also face increased costs associated with growth and the expansion of our customer base and have seen increased costs in becoming a public company. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our increased operating expenses. We expect to incur losses for the foreseeable future as we continue to invest in product development, and we cannot predict whether or when we will achieve or sustain profitability. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
If we are unable to attract new customers or continue to broaden our existing customers’ use of our solution, our revenue growth will be adversely affected.
To increase our revenues, we will need to continue to attract new customers and succeed in having our current customers expand the use of our solution across their institution. For example, our revenue growth strategy includes increased penetration of markets outside the United States as well as selling our retail applications to existing and new customers, and failure in either respect would adversely affect our revenue growth. In addition, for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same or more favorable terms to us when their existing subscription term expires. Our revenue growth rates may decline or fluctuate as a result of a number of factors, including customer spending levels, customer dissatisfaction with our solution, decreases in the number of users at our customers, changes in the type and size of our customers, pricing changes, competitive conditions, the loss of our customers to other companies, and general economic conditions. Our customers may also require fewer subscriptions for our solution as its use may enable them to operate more efficiently over time. Therefore, we cannot assure you that our current customers will renew or expand their use of our solution. If we are unable to sign new customers or retain or attract new business from current customers, our business and results of operations may be materially and adversely affected.
If the market for cloud-based banking technology develops more slowly than we expect or changes in a way that we fail to anticipate, our sales would suffer and our results of operations would be adversely affected.
Use of, and reliance on, cloud-based banking technology is still at an early stage and we do not know whether financial institutions will continue to adopt cloud-based banking technology such as the nCino Bank Operating System in the future, or whether the market will change in ways we do not anticipate. Many financial institutions have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to convert from their existing systems to our solution. Furthermore, these financial institutions may be reluctant, unwilling, or unable to use cloud-based banking technology due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial institutions to choose not to adopt cloud-based banking technology such as ours or to adopt them more slowly than we anticipate, either of which would adversely affect us. Our future success also depends on our ability to sell additional applications and functionality, such as nIQ, to our current and prospective customers. As we create new applications and enhance our existing solution, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts and if customers choose not to adopt this functionality, our business and results of operations could suffer. If financial institutions are unwilling or unable to transition from their legacy systems, or if the demand for our solution does not meet our expectations, our results of operations and financial condition will be adversely affected.
We may not be able to sustain our revenue growth rate in the future.
Our revenues increased from $91.5 million for fiscal 2019 to $138.2 million for fiscal 2020 to $204.3 million for fiscal 2021. We may not be able to sustain revenue growth consistent with our recent history, if at all. Our revenue growth in recent periods may not be indicative of our future performance. Furthermore, to the extent we grow in future periods, maintaining consistent rates of revenue growth may be difficult. Our revenue growth may also slow or even reverse in future periods due to a number of factors, which may include slowing demand for our solution, increasing competition, decreasing growth of our overall market, the impact of COVID-19, our inability to attract and retain a sufficient number of financial institution customers, concerns over data security, our failure, for any reason, to capitalize on growth opportunities, or general economic conditions. If we are unable to maintain consistent revenue growth, the price of our common stock could decline or otherwise be volatile and it may be difficult for us to achieve and maintain profitability.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future and, accordingly, period-to-period comparisons of our results of operations may not be meaningful. Thus, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and may not fully or accurately reflect the underlying performance of our business. For example, purchases of our Paycheck Protection Program ("PPP") solution during the COVID pandemic may have had the effect of accelerating demand that might have otherwise materialized as new business in later periods as well as accelerating the activation of the licenses and recognition of subscription revenues associated with the PPP solution. Further, while subscriptions with our customers include multi-year non-cancellable terms, in a limited number of contracts, customers have an option to buy out of the contract for a specified termination fee. If such customers exercise this buy-out option, or if we negotiate an early termination of a contract at a customer’s request, any termination fee would be recognized in full at the time of termination, which would favorably affect subscription revenues in that period and unfavorably affect subscription revenues in subsequent periods. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to retain current customers or attract new customers;
•the activation, delay in activation, or cancellation of large blocks of users by customers;
•the timing of recognition of professional services revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•acquisitions of our customers, to the extent the acquirer elects not to continue using our solution or reduces subscriptions to it;
•customer renewal rates;
•increases or decreases in the number of users licensed or pricing changes upon renewals of customer contracts;
•network outages or security breaches;
•general economic, industry, and market conditions (particularly those affecting financial institutions);
•changes in our pricing policies or those of our competitors;
•seasonal variations in sales of our solution, which have historically been highest in the fourth quarter of our fiscal year;
•the timing and amount of litigation and litigation-related expenses;
•the timing and success of new product introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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
Additionally, as the markets for the nCino Bank Operating System develop, we may be unable to attract new customers based on the same subscription model we have used historically. Moreover, large or influential financial institution customers may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenues, gross margin, profitability, financial position, and/or cash flow.
A breach of our security measures or those we rely on could result in unauthorized access to customer or their clients’ data, which may materially and adversely impact our reputation, business, and results of operations.
Certain elements of our solution, particularly our analytics applications, process and store personally identifiable information (“PII”) such as banking and personal information of our customers’ clients, and we may also have access to PII during various stages of the implementation process or during the course of providing customer support. Furthermore, as we develop additional functionality, we may gain greater access to PII. We maintain policies, procedures, and technological safeguards designed to protect the confidentiality, integrity, and availability of this information and our information technology systems. However, we and our third party service providers, frequently defend against and respond to data security incidents. We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of PII or other security events that impact the integrity or availability of PII or our systems and operations, or the related costs we may incur to mitigate the consequences from such events. Further, the nCino Bank Operating System is a flexible and complex software solution and there is a risk that configurations of, or defects in, the solution or errors in implementation could create vulnerabilities to security breaches. There may be continued unlawful attempts to disrupt or gain access to our information technology systems or the PII or other data of our customers or their clients that may disrupt our or our customers’ operations. In addition, because we leverage third-party providers, including cloud, software, data center, and other critical technology vendors to deliver our solution to our customers and their clients, we rely heavily on the data security technology practices and policies adopted by these third-party providers. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies or procedures, or a breach of a third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our solution.
Cyberattacks and other malicious internet-based activity continue to increase and evolve, and cloud-based providers of products and services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse, and denial-of-service attacks, sophisticated criminal networks as well as nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions. Current or future criminal capabilities, discovery of existing or new vulnerabilities, and attempts to exploit those vulnerabilities or other developments, may compromise or breach our systems or solution. In the event our or our third-party providers’ protection efforts are unsuccessful and our systems or solution are compromised, we could suffer substantial harm. A security breach could result in operational disruptions, loss, compromise or corruption of customer or client data or data we rely on to provide our solution, including our analytics initiatives and offerings that impair our ability to provide our solution and meet our customers’ requirements resulting in decreased revenues and otherwise materially negatively impacting our financial results. Also, our reputation could suffer irreparable harm, causing our current and prospective customers to decline to use our solution in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and protection technologies, and defending against and resolving legal and regulatory claims, all of which could be costly and divert resources and the attention of our management and key personnel away from our business operations.
Federal and state regulations may require us or our customers to notify individuals of data security incidents involving certain types of personal data or information technology systems, and those laws and regulations continue to evolve to add more reporting requirements on faster timelines. Security compromises experienced by others in our industry, our customers, or us may lead to public disclosures and widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew or expand their use of our solution, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, which could materially and adversely affect our business and results of operations.
In addition, some of our customers contractually require notification of data security compromises and include representations and warranties in their contracts with us that our solution complies with certain legal and technical standards related to data security and privacy and meets certain service levels. In certain of our contracts, a data security compromise or operational disruption impacting us or one of our critical vendors, or system unavailability or damage due to other circumstances, may constitute a material breach and give rise to a customer’s right to terminate their contract with us. In these circumstances, it may be difficult or impossible to cure such a breach in order to prevent customers from potentially terminating their contracts with us. Furthermore, although our customer contracts typically include limitations on our potential liability, there can be no assurance that such limitations of liability would be adequate. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will be available on acceptable terms or will be available in sufficient amounts to cover one or more claims, or that our insurers will not deny or attempt to deny coverage as to any future claim. The successful assertion of one or more claims against us, the inadequacy or denial of coverage under our insurance policies, litigation to pursue claims under our policies, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could materially and adversely affect our business and results of operations.
Fundamental elements of the nCino Bank Operating System are built on the Salesforce Platform and we rely on our agreement with Salesforce to provide our solution to our customers.
Fundamental elements of the nCino Bank Operating System, including our client onboarding, loan origination, and deposit account opening applications, are built on the Salesforce Platform and we rely on the Salesforce Agreement to use the Salesforce Platform in conjunction with our solution, including for hosting infrastructure and data center operations. Any termination of our relationship with Salesforce would result in a materially adverse impact on our business model.
The Salesforce Agreement expires on June 19, 2027, unless earlier terminated by either party in the event of the other party’s material breach, bankruptcy, change in control in favor of a direct competitor, or intellectual property infringement, and automatically renews for additional one-year periods thereafter unless notice of non-renewal is provided. If we are unable to renew our agreement with Salesforce, there would be, absent a termination for cause, a wind-down period during which existing customers would be able to continue using the nCino Bank Operating System in conjunction with the Salesforce Platform, but we would be unable to provide our solution to new customers and could be limited in our ability to allow current customers to add additional users. In addition, if we are unable to renew our agreement with Salesforce, our customers would need to obtain a separate subscription from Salesforce in order to access the nCino Bank Operating System. This could cause a significant delay in the time required to enter into agreements with customers, place us and our customers at a disadvantage in negotiating with Salesforce, and lead customers not to renew or enter into agreements with us. We also cannot assure you that the pricing or other terms in any renewal with Salesforce would be favorable to us, and if not, our business and operating results may be materially and adversely affected.
In addition, Salesforce has the right to terminate its agreement with us in certain circumstances, including in the event of a material breach of the Salesforce Agreement by us. If Salesforce terminates our agreement for cause, it would not be required to provide the wind-down period described above. We are also required to indemnify Salesforce for claims made against Salesforce by a third party alleging that the nCino Bank Operating System infringes the intellectual property rights of such third party.
An expiration or termination of the Salesforce Agreement would cause us to incur significant time and expense to acquire rights to, or develop, a replacement solution and we may not be successful in these efforts, which could cause the nCino Bank Operating System to become obsolete. Even if we were to successfully acquire or develop a replacement solution, some customers may decide not to adopt the solution and may, as a result, decide to use a different product. If we were unsuccessful in acquiring or developing a replacement solution or acquire or develop a replacement solution that our customers do not adopt, our business, results of operations, and brand would be materially and adversely affected.
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
Personal privacy, information security, and data protection are significant issues in the United States, the European Union (“EU”), and a number of other jurisdictions where we offer the nCino Bank Operating System. The regulatory framework governing the collection, processing, storage, and use of certain information, particularly financial and other PII, is rapidly evolving. Any failure or perceived failure by us to comply with applicable privacy, security, or data protection laws, regulations, or industry standards may materially and adversely affect our business and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States, the EU, and other jurisdictions in which we operate. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, receive detailed information about how their personal information is used and shared by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined), and provide such consumers rights to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are exemptions for certain personal information and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential legal privacy and cybersecurity risks. Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA), passed in November 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed in other states and at the federal level, and if passed, such laws will require additional resources to ensure compliance, and may have potentially conflicting requirements that would make compliance challenging. Similarly, the European Commission adopted the GDPR, which became fully effective on May 25, 2018, and imposes similarly complex and stringent data protection requirements with regard to the processing of EU PII. Violations of the GDPR carry penalties of up to 4% of gross annual turnover. In July 2020, the Court of Justice of the European Union (“CJEU”) issued its Schrems II decision that invalidated the EU-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce that provided one basis for the transfer of personal data from the European Union to the United States under the GDPR. The CJEU decision also requires additional safeguards be considered for the use of standard contractual clauses. nCino participates in and has certified to the EU-U.S. Privacy Shield Framework, but is also implementing alternative transfer mechanisms, such as standard contractual clauses, following the Schrems II decision. We continue to evaluate the impact of the Schrems II decision and any additional steps needed to continue to safeguard data and comply with evolving data transfer requirements under applicable regulations and regulatory guidance. Additional GDPR interpretations and guidance have been and may continue to be issued related to the recent CJEU decision, as well as with regard to the GDPR and other European data protection requirements. These evolving legal and regulatory requirements may require us to modify our practices and policies and incur substantial costs and expenses in an effort to comply or to adjust to changes in the law or EU member state implementing legislation. The E.U. has also proposed the draft ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed, would impose strict opt-in marketing rules, change rules about cookies, web beacons, and related technologies, and significantly increase penalties for violations. It would also retain the additional consent conditions under the EU GDPR. Such regulations may have a negative effect on businesses, including ours, that collect, process, and use personal data, including online usage information for consumer acquisition and marketing and may increase the potential civil liability and cost of operating a business that collects, processes, or uses such information and undertakes online marketing.
We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. Any such laws, rules, and regulations may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of information including financial and PII, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve.

Any failure or perceived failure by us, or any third parties with which we do business, to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources, or the incurrence of fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business and results of operations.
Because we recognize subscription revenues over the term of the contract, downturns or upturns in our business may not be reflected in our results of operations until future periods.
We generally recognize subscription revenues ratably over the terms of our customer contracts, which typically range from three to five years. Most of the subscription revenues we report each quarter are derived from the recognition of deferred revenue relating to subscriptions activated in previous quarters. Consequently, a reduction in activated subscriptions in any single quarter may only have a small impact on our subscription revenues for that quarter. However, such a decline will negatively affect our subscription revenues in future quarters. Accordingly, the effect of significant downturns in sales or market acceptance of our solution may not be reflected in our results of operations until future periods.
We derive all of our revenues from customers in the financial services industry, and any downturn or consolidation or decrease in technology spend in the financial services industry could adversely affect our business.
All of our revenues are derived from financial institutions whose industry has experienced significant pressure in recent years due to economic uncertainty, low interest rates, liquidity concerns and increased regulation. In the past, financial institutions have experienced consolidation, distress and failure. It is possible these conditions may reoccur. If any of our customers merge with or are acquired by other entities, such as financial institutions that have internally developed banking technology solutions or that are not our customers or use our solution less, we may lose business. Additionally, changes in management of our customers could result in delays or cancellations of the implementation of our solution. It is also possible that the larger financial institutions that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solution. Our business may also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause our customers to reduce their spending on technology or cloud-based banking applications or to seek to terminate or renegotiate their contracts with us. Moreover, even if the overall economy is robust, economic fluctuations caused by things such as the U.S. Federal Reserve lowering interest rates may cause potential new customers and existing customers to become less profitable and therefore forego or delay purchasing our solution or reduce the amount of spend with us, which would materially and adversely affect our business.
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

We depend on data centers operated by or on behalf of Salesforce, Amazon Web Services ("AWS"), and other third parties, and any disruption in the operation of these facilities could adversely affect our business and subject us to liability.
The nCino Bank Operating System is primarily hosted in data centers operated by or on behalf of Salesforce, AWS, and other third parties and we do not control the operation of these data centers. Problems associated with these data centers could adversely affect the experience of our customers. Any disruptions or other operational performance problems with these data centers could result in material interruptions in our services, adversely affect our reputation and results of operations, and subject us to liability.
We may acquire or invest in companies, or pursue business partnerships, which may divert our management’s attention or result in dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, investments, or partnerships.
From time to time, we consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, solutions, and other assets. For example, in fiscal 2020, we acquired Visible Equity and FinSuite and established our nCino K.K. joint venture in Japan. We also may enter into relationships with other businesses to expand our solution, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to approvals that are beyond our control. In addition, nCino has limited experience in acquiring other businesses. If an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer. We may not be able to find and identify desirable acquisition targets, we may incorrectly estimate the value of an acquisition target, and we may not be successful in entering into an agreement with any particular target. If we are successful in acquiring additional businesses, we may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•our inability to integrate or benefit from acquired technologies or services;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the technology, accounting systems, operations, control environments, and personnel of the acquired business and integrating the acquired business or its employees into our culture;
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
•incurrence of substantial liabilities;
•difficulties retaining key employees of the acquired business; and
•adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
Because two of our stockholders collectively hold a substantial amount of our total outstanding common stock, the influence of our public stockholders over significant corporate actions will be limited and sales by either of these stockholders could adversely affect the value of our common stock.
Based on the total number of shares of our common stock outstanding as of January 31, 2021, entities affiliated with Insight Partners (“Insight Partners”) and Salesforce hold 33.3% and 10.6% of our total outstanding common stock, respectively. As a result, Insight Partners by itself, and to a lesser degree, Salesforce, will have the ability to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the approval of mergers, or other changes of corporate control, any of which may be in opposition to the best interests of our other stockholders and may adversely impact our results of operations and the value of our common stock. Further, although we have what we consider to be a deep commercial relationship with Salesforce, it has the right to, and has no duty to abstain from exercising its right to, engage or invest in the same or similar business as us, and do business with any of our customers and any other party with which we do business. Conflicts of interest could arise between us and Salesforce, and any conflict of interest may be resolved in a manner that does not favor us. Sales of our common stock by Insight or Salesforce could have an immediate and substantial adverse effect on the value of our common stock.
Our customers are highly regulated and subject to a number of challenges and risks. Our failure to comply with laws and regulations applicable to us as a technology provider to financial institutions could adversely affect our business and results of operations, increase costs, and impose constraints on the way we conduct our business.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that the nCino Bank Operating System addresses. As a provider of technology to financial institutions, we have been, and expect to continue to be, examined on a periodic basis by various regulatory agencies and may be required to review certain of our suppliers and partners. In addition, while much of our operations are not directly subject to the same regulations applicable to financial institutions, we are generally obligated to our customers to provide software solutions and maintain internal systems and processes that comply with certain federal and state regulations applicable to them. For example, as a result of obligations under some of our customer contracts, we are required to comply with certain provisions of the Gramm-Leach-Bliley Act related to the privacy of consumer information and may be subject to other privacy and data security laws because of the solution we provide to financial institutions. Matters subject to review and examination by federal and state financial institution regulatory agencies and external auditors include our internal information technology controls in connection with our performance of data processing services, the agreements giving rise to those processing activities, and the design of our solution. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. If we have to make changes to our internal processes and solution as result of these regulations, we could be required to invest substantial additional time and funds and divert time and resources from other corporate purposes to remedy any identified deficiency.
The evolving, complex, and often unpredictable regulatory environment in which our customers operate could result in our failure to provide a compliant solution, which could result in customers not purchasing our solution or terminating their contracts with us or the imposition of fines or other liabilities for which we may be responsible. In addition, federal, state, and/or foreign agencies may attempt to further regulate our activities in the future which could adversely affect our business and results of operations.
Any legal proceedings against us could adversely affect our operations and prospects, damage our reputation, and be costly and time-consuming to defend.
We are presently subject to a government investigation and a putative class action civil suit involving alleged violations of antitrust laws. We may, in the future, become subject, from time to time, to other legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by current or former employees. Legal proceedings might result in damages and harm to our operations and prospects, reputational damage, substantial costs, and may divert management’s attention and resources, which might adversely impact our business, overall financial condition, and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. Moreover, any negative impact to our reputation will not be adequately covered by any insurance recovery. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our results of operations and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the value of our common stock.
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
We may face unexpected challenges related to the complexity of our customers’ implementation and configuration requirements. Implementation of our solution may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with customers and our operating results. In general, the revenues related to implementation and other professional services we provide are recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses on these contracts. In addition, our customers often require complex acceptance testing related to the implementation of our solution. We also leverage the services of SIs, including Accenture, Deloitte, PwC, and West Monroe Partners, among others, to implement and configure the nCino Bank Operating System for our larger financial institution customers, and we are increasingly using other SIs for smaller engagements as we continue to scale our business. While SIs generally contract directly with our customers, any failure or delay by the SIs we work with in providing adequate service and support would likely adversely affect our brand and reputation. For implementations we conduct ourselves, project delays may result in recognizing revenues later than expected. Further, because we do not fully control our customers’ implementation schedules, if our customers do not allocate the internal resources necessary to meet implementation timelines or if there are unanticipated implementation delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in implementation and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in implementation processes could cause customers to delay or forego future purchases of our solution.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges, any of which may materially and adversely affect our business and results of operations.
Since our inception, our business has grown rapidly, which has resulted in a large increase in our employee headcount, expansion of our infrastructure, enhancement of our internal systems, and other significant changes and additional complexities. Our revenues increased from $91.5 million for fiscal 2019 to $138.2 million for fiscal 2020 to $204.3 million for fiscal 2021. Our total number of employees increased from 436 as of January 31, 2018 to 1,115 as of January 31, 2021. Managing and sustaining a growing workforce and customer base geographically-dispersed in the United States and internationally will require substantial management effort, infrastructure, and operational capabilities. To support our growth, we must continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to expand and enhance the capabilities of our sales, relationship management, implementation, customer service, research and development, and other personnel to support our growth and continue to achieve high levels of customer service and satisfaction. Our success will depend on our ability to plan for and manage this growth effectively. If we fail to anticipate and manage our growth or are unable to continue to provide high levels of customer service, our reputation, as well as our business and results of operations, could be materially and adversely affected.
Defects, errors, or other performance problems in the nCino Bank Operating System could harm our reputation, result in significant costs to us, impair our ability to sell our solution, and subject us to substantial liability.
The nCino Bank Operating System is complex and may contain defects or errors when implemented or when new functionality is released. Despite extensive testing, from time to time we have discovered and may in the future discover defects or errors in our solution. Any performance problems or defects in our solution may materially and adversely affect our business and results of operations. Defects, errors, or other performance problems or disruptions in service to provide bug fixes or upgrades, whether in connection with day-to-day operations or otherwise, could be costly for us, damage our customers’ businesses, and harm our reputation. In addition, if we have any such errors, defects, or other performance problems, our customers could seek to terminate their contracts, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in liability, lost business, increased insurance costs, difficulty in collecting accounts receivable, costly litigation, or adverse publicity. Errors, defects, or other problems could also result in reduced sales or a loss of, or delay in, the market acceptance of our solution.
If we fail to accurately anticipate and respond to rapid changes in the industry in which we operate, our ability to attract and retain customers could be impaired and our competitive position could be harmed.
The financial services industry is subject to rapid change and the introduction of new technologies to meet the needs of this industry will continue to have a significant effect on competitive conditions in our market. If we are unable to successfully expand our product offerings beyond our current solution, our customers could migrate to competitors who may offer a broader or more attractive range of products and services. For example, we recently launched our nIQ capabilities and we may fail to achieve market acceptance of this offering. Unexpected delays in releasing new or enhanced versions of our solution, or errors following their release, could result in loss of sales, delay in market acceptance, or customer claims against us, any of which could adversely affect our business. The success of any new solution depends on several factors, including timely completion, adequate quality testing, and market acceptance. We may not be able to enhance aspects of our solution successfully or introduce and gain market acceptance of new applications or improvements in a timely manner, or at all. Additionally, we must continually modify and enhance our solution to keep pace with changes in software applications, database technology, and evolving technical standards and interfaces. Uncertainties related to our ability to introduce and improve functionality, announcements or introductions of a new or updated solution, or modifications by our competitors could adversely affect our business and results of operations.
We leverage third-party software, content, and services for use with our solution. Performance issues, errors and defects, or failure to successfully integrate or license necessary third-party software, content, or services, could cause delays, errors, or failures of our solution, increases in our expenses, and reductions in our sales, which could materially and adversely affect our business and results of operations.
We use software and content licensed from, and services provided by, a variety of third parties in connection with the operation of our solution. Any performance issues, errors, bugs, or defects in third-party software, content, or services could result in errors or a failure of our solution, which could adversely affect our business and results of operations. In the future, we might need to license other software, content, or services to enhance our solution and meet evolving customer demands and requirements. Any limitations in our ability to use third-party software, content, or services could significantly increase our expenses and otherwise result in delays, a reduction in functionality, or errors or failures of our solution until equivalent technology or content is either developed by us or, if available, identified, obtained through purchase or license, and integrated into our solution. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenues from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and materially and adversely affect our business and results of operations.
We may fail to successfully expand internationally. In addition, sales to customers outside the United States or with international operations expose us to risks inherent in international sales, which may include a marked increase in expenses.
For the fiscal years ended January 31, 2020 and 2021, sales to customers outside the United States accounted for 8.0% and 11.4%, respectively, of our total revenues. A key element of our growth strategy is to further expand our international operations and worldwide customer base. We have begun expending significant resources to build out our sales and professional services organizations outside of the United States and we may not realize a suitable return on this investment in the near future, if at all. We have limited operating experience in international markets, and we cannot assure you that our international expansion efforts will be successful. Our experience in the United States may not be relevant to our ability to expand in any international market.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Export control regulations in the United States may increasingly be implicated in our operations as we expand internationally. These regulations may limit the export of our solution and provision of our solution outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Changes in export or import laws, or corresponding sanctions, may delay the introduction and sale of our solution in international markets, or, in some cases, prevent the export or import of our solution to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
In addition, we face risks in doing business internationally that could adversely affect our business, including:
•unanticipated costs;
•the need to localize and adapt our solution for specific countries;
•complying with varying and sometimes conflicting data privacy laws and regulations;
•difficulties in staffing and managing foreign operations, including employment laws and regulations;
•unstable regional, economic, or political conditions, including that arise from Brexit in the UK;
•different pricing environments, longer sales cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, and anti-bribery laws and regulations;
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
We must attract and retain highly qualified personnel. In particular, we are dependent upon the services of our senior leadership team, and the loss of any member of this team could adversely affect our business. Competition for executive officers, software developers, sales personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. Our principal operations are in Wilmington, North Carolina, where the pool of potential employees with the skills we need is more limited than it may be in larger markets, and we are sometimes required to induce prospective employees to relocate. Many of the companies with which we compete for experienced personnel have greater resources than we do. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed. In addition, job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected.
Failure to effectively expand our sales capabilities could harm our ability to increase our customer base.
Increasing our customer base and expanding customer adoption within and across business lines will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. From January 31, 2020 to January 31, 2021, our sales and marketing teams increased from 221 to 258 employees. We plan to continue to expand our direct sales force both domestically and internationally for the foreseeable future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require. Newly hired employees require significant training and time before they achieve full productivity and they may not become as productive as quickly as we expect, if at all. Further, we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be adversely affected if our sales expansion efforts do not generate a significant increase in revenues.
If we fail to provide effective customer training on the nCino Bank Operating System and high-quality customer support, our business and reputation would suffer.
Effective customer training on the nCino Bank Operating System and high-quality, ongoing customer support are critical to the successful marketing, sale, and adoption of our solution and for the renewal of existing customer contracts. As we grow our customer base, we will need to further invest in and expand our customer support and training organization, which could strain our team and infrastructure and reduce profit margins. If we do not help our customers adopt our solution, quickly resolve any post-implementation matters, and provide effective ongoing customer support and training, our ability to expand sales to existing and future customers and our reputation would be adversely affected.
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
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright, and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.
As of January 31, 2021, we had 12 issued patents and one patent application pending relating to the nCino Bank Operating System in the United States. We cannot assure you that any patents will issue from any patent applications, that patents that may be issued from such applications will give us the protection we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “nCino” name and logo in the United States and certain other countries and we have registrations and/or pending applications for additional marks including the “Bank Operating System” and “nIQ” in the United States and certain other countries. However, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our solution, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available. We also rely on confidentiality agreements, consulting agreements, work-for-hire agreements, and invention assignment agreements with our employees, consultants, and others.
Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer, or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property is difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solution, technologies, or intellectual property rights.
We use “open source” software in our solution, which may restrict how we use or distribute our solutions, require that we release the source code of certain software subject to open source licenses, or subject us to litigation or other actions that could adversely affect our business.
We currently use in our solution, and may use in the future, software that is licensed under “open source,” “free,” or other similar license, where the licensed software is made available to the general public on an “as-is” basis under the terms of a specific non-negotiable license. Some open source software licenses require that software subject to the license be made available to the public and that any modifications or derivative works based on the open source code be licensed in source code form under the same open source licenses. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solution, that our programmers have not incorporated open source software into our solution, or that they will not do so in the future.
In addition, our solution may incorporate third-party software under commercial licenses. We cannot be certain whether such third-party software incorporates open source software without our knowledge. In the past, companies that incorporate open source software into their products have faced claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. Therefore, we could be subject to suits by parties claiming noncompliance with open source licensing terms or infringement or misappropriation of proprietary software. Because few courts have interpreted open source licenses, the manner in which these licenses may be interpreted and enforced is subject to some uncertainty. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solution. As a result of using open source software subject to such licenses, we could be required to release proprietary source code, pay damages, re-engineer our solution, limit or discontinue sales, or take other remedial action, any of which could adversely affect our business.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and adversely affect our business and results of operations.
Patent and other intellectual property disputes are common in our industry. We may be subject to claims in the future alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights. Some companies, including certain of our competitors, own a larger number of patents, copyrights, and trademarks than we do, which they may use to assert claims against us. This disparity may also increase the risk that third parties may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies, non-practicing entities, or other adverse patent owners who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection. Our solution utilizes third-party licensed software, and any failure to comply with the terms of one or more of these licenses could adversely affect our business. Third parties may also assert claims of intellectual property rights infringement against our customers, whom we are typically required to indemnify. As competition increases, claims of infringement, misappropriation, and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation, or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could deter customers or potential customers from purchasing our solution.
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
We have funded our operations since inception primarily through equity financings and receipts generated from customers. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and may require additional funds. Moreover, we do not expect to be profitable for the foreseeable future. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could adversely affect our business and results of operations. If we incur debt, the lenders would have rights senior to holders of common stock to make claims on our assets, the terms of any debt could restrict our operations, and we may be unable to service or repay the debt. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in a future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the impact any future incurrence of debt or issuance of equity securities will have on us. Any future incurrence of debt or issuance of equity securities could adversely affect the value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”), during our history. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief and Economic Security (CARES) Act, federal NOLs generated in tax years 2018, 2019, and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years before 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs, pre-change tax attributes and any net unrealized built-in losses to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. The rules of Section 382 are regularly being evaluated to determine any potential limitations. If we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards, pre-change tax attributes or deductions to offset our future taxable income, if any.
Amendments to existing tax laws, rules, or regulations, or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made a number of significant changes to the current U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of NOLs, and making substantial changes to the international tax rules. In addition, on March 27, 2020, the CARES Act was signed into law, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations, and payroll tax matters. Many of the provisions of the Tax Cuts and Jobs Act and CARES Act still require guidance through the issuance and/or finalization of regulations by the U.S. Treasury Department in order to fully assess their effects, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effects of the Tax Cuts and Jobs Act and CARES Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders.
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
The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•hedging activities by market participants;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to a company’s operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and seriously harm our business.
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
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units, or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.
Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
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
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws;
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
Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
General Risks
Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations.
Our overall performance depends on economic conditions, which may be challenging at various times in the future. Financial developments seemingly unrelated to us or our industry may adversely affect us. Domestic and international economies have from time-to-time been impacted by falling demand for a variety of goods and services, tariffs and other trade issues, threatened sovereign defaults and ratings downgrades, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty. For example, COVID-19 has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of COVID-19 is highly uncertain. We cannot predict the timing, strength, or duration of the current or any future potential economic slowdown in the United States or globally. These conditions affect the rate of technology spending generally and could adversely affect our customers’ ability or willingness to purchase the nCino Bank Operating System, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, any of which could adversely affect our results of operations.
The COVID-19 pandemic has also caused us to continue to impose restrictions on our normal business practices. Among other effects, substantially, all of our employees are working remote, our conferences and other marketing events continue to be virtual, and we have limited work-related travel.
Natural or man-made disasters and other similar events, including the COVID-19 pandemic, may significantly disrupt our business, and negatively impact our business, financial condition, and results of operations.
A significant portion of our employee base, operating facilities, and infrastructure are centralized in Wilmington, North Carolina. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including hurricanes, tornadoes, wildfires, floods, earthquakes, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events, including the COVID-19 pandemic, power outages, and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business and results of operations. In addition, the facilities of our third-party providers, including Salesforce and AWS, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties, or otherwise materially and adversely affect our business. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as our ability to achieve profitability in the future, our ability to attract new customers or continue to broaden our existing customers’ use of our solution, and the impact of any decrease in technology spend by customers and potential customers in the financial services industry where we derive all of our revenues.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who covers us or may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.
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
As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from our initial public offering ("IPO"), although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
Operating as a public company requires us to incur substantial costs and requires substantial management attention.
As a public company, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. As part of the new requirements, we have established and maintain effective disclosure and financial controls and made changes to our corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located in Wilmington, North Carolina where, in addition to the square footage noted below, we occupy facilities encompassing approximately 57,000 square feet. We also have offices in Salt Lake City, London, Sydney, Melbourne, Toronto, and Tokyo. All of our offices are leased and we do not own any real property. These leases range in expiration from November 2023 to July 2028, each with a right of renewal.
In November 2020, we entered into a new lease agreement with a new lessor for our primary headquarters property. As a result of a purchase option in the lease, the Company is deemed to have continuing involvement of our headquarters and accordingly, is considered for accounting purposes to be the owner. As such, we have excluded the square footage of approximately 90,000 square feet from the total leased space disclosed above.
The Company also entered into an agreement for a parking deck in January 2021 which is an addition to the existing headquarters property. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $18.0 million. Upon completion of the parking deck, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The construction in progress and corresponding construction liability at January 31, 2021 was de minimis. See Note 14, Commitments and Contingencies of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the full description.
We are currently in negotiations to expand our facilities capacity in Wilmington, North Carolina under what we believe to be commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims including the following:
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice is seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. The Company has retained outside counsel and is fully cooperating with the authorities. Although there can be no assurance with respect to the outcome of this matter, the Company believes its hiring and wage practices do not violate antitrust laws.
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina. The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. and Apiture LLC not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
The Company does not presently believe the above matters will have a material adverse effect on its day-to-day operations or the quality of the services, products or innovation it continues to provide to its customers. However, regardless of the outcome, legal proceedings can have an adverse impact on us because of the related expenses, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on The Nasdaq Global Select Market under the symbol “NCNO” since July 14, 2020. Prior to that date, there was no public trading market for our common stock.
Stockholders
As of January 31, 2021, there were 288 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The graph below compares the cumulative total return to our stockholders on our common stock between July 14, 2020 (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2021 in comparison to the S&P 500 Index and the S&P 500 Application Software Index. The graph assumes $100 was invested in our common stock on July 14, 2020, the S&P 500 Index and the S&P 500 Application Software Index, and assumes reinvestment of any dividends.
Comparison of Cumulative Total Return of nCino, Inc.

$130
$120
$110
$100
$90
$80
$70
07/14/20
07/31/20
10/31/20
01/31/21
nCino, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference from the section entitled "Equity Compensation Plan Information" from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.
Unregistered Sales of Equity Securities
In October 2020 and in November 2020, 142,846 shares of common stock were earned as the share portion of contingent consideration in connection with our acquisition of FinSuite. These 285,692 shares of common stock issued in November 2020 were made to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. See Note 7, Business Combinations of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the share portion of contingent consideration regarding this acquisition.
Restricted Stock Units ("RSU") Issuances
From January 31, 2020 through June 8, 2020, we granted to our directors, officers, employees, consultants, and other service providers 1,120,054 RSUs under our equity compensation plans at weighted average grant date fair value ranging from approximately $20.00 to $21.50 per share.
The RSU issuances described above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701, or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities were the registrant’s employees, consultants, or directors and received the securities under the registrant’s equity compensation plans. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from our IPO
On July 16, 2020, we completed our IPO, selling 9,269,000 shares of our common stock at a price of $31.00 per share (including shares subject to the underwriters’ over-allotment option) for an aggregate price of $287.3 million. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File Nos. 333-239335 and 333-239844), which was declared effective by the SEC on July 13, 2020. We raised approximately $268.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $18.9 million.
We intend to use the net proceeds from the IPO for general corporate purposes, including working capital and capital expenditures such as additional office facilities. We may also use a portion of the net proceeds to acquire, invest in, or obtain rights to complementary technologies, products, services, or businesses. The lead underwriters of the offering were BofA Securities, Inc. and Barclays Capital Inc. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock, or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus for the IPO dated July 13, 2020 and filed with the SEC on July 14, 2020, pursuant to Rule 424(b) of the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The following tables set forth our selected consolidated financial data. The selected consolidated statement of operations data for the fiscal years ended January 31, 2019, 2020, and 2021 and the selected consolidated balance sheet data as of January 31, 2020 and 2021 are each derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 31, 2019 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
You should read this selected consolidated financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report on Form 10-K.
On February 1, 2019, the beginning of our fiscal year 2020, we adopted the requirement of Accounting Standards Update, or ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) utilizing the modified retrospective method of transition. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Consolidated Statements of Operations Data

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2019	2020	2021
Revenues
Subscription	$64,458	$103,265	$162,439
Professional services	27,076	34,915	41,854
Total revenues	91,534	138,180	204,293
Cost of revenues
Subscription[1]	19,995	31,062	47,969
Professional services[1]	26,456	33,008	40,166
Total cost of revenues	46,451	64,070	88,135
Gross profit	45,083	74,110	116,158
Operating expenses
Sales and marketing[1]	31,278	44,440	59,731
Research and development[1]	22,230	35,304	58,263
General and administrative[1]	14,791	22,536	40,772
Total operating expenses	68,299	102,280	158,766
Loss from operations	(23,216)	(28,170)	(42,608)
Non-operating income (expense)
Interest income	1,193	988	361
Interest expense	—	—	(130)
Other income (expense), net	(89)	33	1,693
Loss before income tax expense	(22,112)	(27,149)	(40,684)
Income tax expense	194	586	586
Net loss	(22,306)	(27,735)	(41,270)
Net loss attributable to redeemable non-controlling interest	—	(141)	(1,130)
Adjustment attributable to redeemable non-controlling interest	—	—	396
Net loss attributable to nCino, Inc.	$(22,306)	$(27,594)	$(40,536)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.30)	$(0.35)	$(0.46)
Weighted average number of common shares outstanding:
Basic and diluted	74,593,709	78,316,794	87,678,323
1Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
Cost of subscription revenues	$243	$277	$576
Cost of professional services revenues	1,244	1,240	4,232
Sales and marketing	1,078	1,260	6,190
Research and development	1,056	1,245	5,463
General and administrative	474	1,723	8,747
Total stock-based compensation expense	$4,095	$5,745	$25,208

Consolidated Balance Sheet Data

	As of January 31,
($ in thousands)	2019	2020	2021
Cash and cash equivalents	$74,347	$91,184	$371,425
Total assets	119,966	250,151	563,401
Financing obligation, noncurrent[1]	—	—	15,939
Total liabilities	53,930	78,522	134,431
Accumulated deficit	(104,752)	(120,924)	(161,064)
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	119,966	250,151	563,401
1Amount is financing obligation for leased facility for fiscal 2021.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. For example, references in this Annual Report on Form 10-K to "fiscal 2021" refer to the fiscal year ended January 31, 2021.
Overview
nCino is a leading global provider of cloud-based software for financial institutions. We empower banks and credit unions with the technology they need to meet ever-changing client expectations and regulatory requirements, gain increased visibility into their operations and performance, replace legacy systems, and operate digitally and more competitively. Our solution, the nCino Bank Operating System, digitizes, automates, and streamlines inefficient and complex processes and workflow, and utilizes data analytics and AI/ML to enable financial institutions to more effectively onboard new clients, make loans and manage the entire loan life cycle, open deposit and other accounts, and manage regulatory compliance. We serve financial institution customers of all sizes and complexities, including global financial institutions, enterprise banks, regional banks, community banks, credit unions, and new market entrants, such as challenger banks. Our customers deploy and utilize our digital platform, which can be accessed anytime, anywhere, and from any internet-enabled device, for mission critical functions across their organizations.
Built as a single, multi-tenant SaaS platform, the nCino Bank Operating System transforms the way financial institutions operate, go to market, and interact with their clients, while delivering measurable return on investment by enabling them to:
•digitally serve their clients across commercial, small business, and retail lines of business,
•improve financial results,
•operate more efficiently,
•manage risk and compliance more effectively, and
•establish a data, audit, and business intelligence hub.
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan, and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced our solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and APAC. In fiscal 2020, we acquired Visible Equity and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nIQ. nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions.
We offer our solution on a SaaS basis under multi-year contracts and recognize subscription revenues ratably over the term of the contract. Our customers may initially purchase our solution for client onboarding, loan origination, and/or deposit account opening for a single line of business or geography. Once this initial solution is in production, we seek to deploy additional applications and expand within and across additional lines of business or geographies. The expansion from our original focus on commercial and small business loan origination to retail loan origination, client onboarding, deposit account opening, and, most recently, analytics and AI/ML applications, has enhanced our ability to increase adoption of our solution by our customers. For fiscal 2021, we had a subscription revenue retention rate of 155%. See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—Subscription Revenue Retention Rate” for additional information on subscription revenue retention rates.
We sell our solution directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of January 31, 2021, we had 156 sales and sales support personnel in the United States, and 64 sales and support personnel in offices outside the United States.
To help customers go live with our solution and achieve success, we offer professional services including configuration and implementation, training, and advisory services. For larger financial institutions, we generally work with SIs such as Accenture, Deloitte, PwC, and West Monroe Partners for the delivery of professional services, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our sales and to increasingly outsource professional services for smaller banks and credit unions to SIs in the future. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
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
Our total revenues were $91.5 million, $138.2 million, and $204.3 million for fiscal 2019, 2020, and 2021, respectively, representing a 49.4% compound annual growth rate. Our subscription revenues in fiscal 2019 were $64.5 million or 70.4% of total revenues, $103.3 million or 74.7% of total revenues in fiscal 2020, and $162.4 million or 79.5% of total revenues in fiscal 2021, representing a 58.7% compound annual growth rate. Due to our continuing investment in growth, we recorded net losses attributable to nCino in fiscal 2019, 2020, and 2021 of $22.3 million, $27.6 million, and $40.5 million, respectively.
Recent Developments
Initial Public Offering. On July 13, 2020, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. In connection with the IPO, we issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of January 31, 2021).
Secondary Public Offering. On October 13, 2020, the Company completed a secondary public offering ("the Secondary Offering"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of approximately $1.0 million in relation to the Secondary Offering for fiscal 2021 and such costs are recorded as a component of general and administrative expenses on the consolidated statements of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements signed in connection with the IPO with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 11.4% of total revenues for fiscal 2021. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
Mix of Subscription and Professional Services Revenues. The initial deployment of the nCino Bank Operating System by our customers requires a period of implementation and configuration services that can range from as little as three months for community banks to over 18 months for global financial institutions. As a result, during the initial go-live period for a customer, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect subscription revenues will make up an increasing proportion of our total revenues as our overall business grows.
Subscription Revenue Retention Rate. We believe that our ability to retain and grow subscription revenues from our existing customers over time strengthens the stability and predictability of our revenue base and is reflective of both the adoption curve of customers and the value we deliver to them. We assess our performance in this area using a metric we refer to as subscription revenue retention rate. We calculate our subscription revenue retention rate as total subscription revenues in a fiscal year from customers who contracted for any of our solutions as of January 31 of the prior fiscal year, expressed as a percentage of total subscription revenues for the prior fiscal year. Subscription revenues from customers obtained through an acquisition will be included in the calculation for the periods they were a customer of nCino. Our subscription revenue retention rate provides insight into the impact on current year subscription revenues of:
•the number and timing of new customers and phased activation of seats purchased by them in prior years, which activation schedules can span several fiscal years for larger contracts;
•expanding adoption of our solutions by our existing customers during the current year, excluding any revenues derived from businesses acquired during such year; and
•customer attrition.
For fiscal 2019, 2020, and 2021, we had subscription revenue retention rates of 163%, 147%, and 155%, respectively. The most significant driver of changes in our subscription revenue retention rate each year has historically been the number of new customers in prior years and the associated phased activation schedules for such customers. As our installed base and associated subscription revenues expanded in recent years, we have seen some moderation of our subscription revenue retention rate. In the future, we expect further moderation to the extent we continue to experience rapid growth. In addition, because larger financial institutions tend to make more sizable purchases with longer activation schedules, we expect variability in our subscription revenue retention rates based on the timing and extent of our continued penetration of this portion of the market. The increase in our subscription revenue retention rate for fiscal 2021 was primarily due to accelerated activation of licenses sold in the year for our PPP and Coronavirus Business Interruption Loan Scheme solutions. Our use of subscription revenue retention rate has limitations as an analytical tool, and investors should not consider it in isolation. Other companies in our or adjacent markets may calculate subscription revenue retention rates or similar metrics differently, which reduces its usefulness as a comparative measure.
Long-term ACV Expansion. A key element of our growth strategy is to expand our deployed footprint with a customer after initial adoption. Our customers typically purchase our solution for a defined line of business or to support a specific use case and, once deployed, we seek to convince the customer to adopt our solution within and across additional lines of business. To date, we have been successful in executing our land and expand strategy as a result of our solution’s ability to streamline workflow, generate meaningful insights for operational improvement, and help drive improved bottom line results. Due to our rapid growth, many of our customers have not yet come up for renewal, so our historical net retention rates may not be predictive of future results. If our customers do not continue to see the ability of our solution to generate return on investment relative to other available solutions or at all, net retention rates could suffer and our operating results could be adversely affected.
We believe our ACV-based net retention of customers over the long term illustrates our success in executing our land and expand strategy, as it demonstrates growing adoption by existing customers, including price increases but net of attrition. To measure net retention, we categorize customers by the year in which they first contracted for our solution, which we call an annual cohort. For each annual cohort, we measure the total ACV for our most recently completed fiscal year and divide it by the total ACV for such cohort at the end of the initial cohort year. We refer to the resulting quotient as “ACV-based net retention.” In any given period, ACV for a customer represents the annualized subscription fees from the fully activated subscription contracts in effect for such customers at the end of the applicable period. While we expect ACV-based net retention to increase over time for each respective cohort as we execute our land and expand strategy, occasionally ACV-based net retention can moderate from one period to the next, from customer consolidation for example.
The graphic below illustrates our ACV-based net retention for customers initially signed since fiscal 2013. Each individual cohort is not necessarily predictive of other or future cohorts.
Annual Contract Value ("ACV")

ACV-based net retention
FY 2021
FY 2020
FY 2019
FY 2018
FY 2017
FY 2016
FY 2013
FY 2014
FY 2015
NA
1.2X
1.4X
1.5X
1.8X
2.0X
2.3X
2.0X
3.0X

COVID-19 Effects on Demand for Our Solution. To help our customers service demand for PPP loans under the CARES Act beginning in April 2020, we adapted our Small Business Administration loan solution to the requirements of the PPP and rapidly introduced it to the market. Using our PPP solution, since the inception of PPP funding, our financial institution customers have processed hundreds of thousands of applications.
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution may have had the effect of pulling forward demand that might have otherwise materialized as new business later in the fiscal year and that, coupled with the disruptive effect of COVID-19 on the economy more generally, may have the effect of moderating revenue growth rates in fiscal 2022. In addition, our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
Continued Investment in Innovation and Growth. We have made substantial investments in product development, sales and marketing, and strategic acquisitions since our inception to achieve a leadership position in our market and grow our revenues and customer base. We intend to continue to increase our investment in product development in the coming years to maintain and build on this advantage. We also intend to invest heavily in sales and marketing both in the United States and internationally to further grow our business and increase our general and administrative spending to support our growing operations and for operating as a newly public company. As such, to capitalize on the market opportunity we see ahead of us, we expect to continue to optimize our operating plans for revenue growth, and as a result continue experiencing operating losses, for the foreseeable future.
Non-GAAP Financial Measure
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America ("GAAP"), we provide an additional financial metric that is not prepared in accordance with GAAP (non-GAAP). Management uses this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, and to evaluate our financial performance. We believe that this non-GAAP financial measure helps us to identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of the non-GAAP financial measure.
Accordingly, we believe that this financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business and provides useful information to investors and others in understanding and evaluating our operating results, and enhancing the overall understanding of our past performance and future prospects. Although the calculation of non-GAAP financial measures may vary from company to company, our detailed presentation may facilitate analysis and comparison of our operating results by management and investors with other peer companies, many of which use a similar non-GAAP financial measure to supplement their GAAP results in their public disclosures. This non-GAAP financial measure is Non-GAAP Operating Loss, as discussed below.
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our consolidated statements of operations excluding the impact of amortization of intangible assets and stock-based compensation expense. Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense).
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

The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
GAAP loss from operations	$(23,216)	$(28,170)	$(42,608)
Adjustments
Amortization of intangible assets	—	1,748	3,205
Stock-based compensation expense	4,095	5,745	25,208
Total adjustments	4,095	7,493	28,413
Non-GAAP operating loss	$(19,121)	$(20,677)	$(14,195)
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing the nCino Bank Operating System and maintenance and support services that we offer under non-cancellable multi-year contracts, which typically range from three to five years. Specifically, we offer:
•Client onboarding, loan origination, and deposit account opening applications targeted at a financial institution’s commercial, small business, and retail lines of business, for which we generally charge on a per seat basis.
•nIQ, first introduced in fiscal 2020, for which we generally charge based on the asset size of the customer or on a usage basis. Prior to our acquisitions of Visible Equity and FinSuite, they generally licensed their products under annual contracts that could be cancelled on 30-days’ notice. We will continue to support these customers under their legacy contracts until such contracts are renewed, cancelled, or expire.
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
Professional Services Revenues. Professional services revenues consist of fees for implementation and configuration assistance, training, and advisory services. For enterprise and larger regional financial institutions, we generally work with SIs to provide the majority of implementation services, for which these SIs bill our customers directly. We have historically delivered professional services ourselves for community banks and smaller credit unions. Revenues for implementation, training, and advisory services are recognized on a proportional performance basis, based on labor hours incurred relative to total budgeted hours. To date, our losses on professional services contracts have not been material. During the initial go-live period for a customer, professional services revenues make up a substantial portion of our revenues from that customer, whereas over time, revenues from established customers are more heavily weighted to subscriptions. While professional services revenues will fluctuate as a percentage of total revenues in the future and tend to be higher in periods of faster growth, over time we expect to see subscription revenues make up an increasing proportion of our total revenues.

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
Cost of Professional Services Revenues. Cost of professional services revenues consists primarily of personnel-related costs associated with delivery of these services, including salaries, benefits and stock-based compensation expense, travel and related costs, and allocated overhead. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services due to direct labor costs. The cost of professional services revenues has increased in absolute dollars as we have added new customer subscriptions that require professional services and built-out our international professional services capabilities. Realized effective billing and utilization rates drive fluctuations in our professional services gross margin on a period-to-period basis.
Operating Expenses
Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs of our sales and marketing employees, including salaries, sales commissions and incentives, benefits and stock-based compensation expense, travel and related costs. Beginning with fiscal 2020 and the adoption of Accounting Standards Update (ASU) No. 2014-09, we capitalize incremental costs incurred to obtain contracts, primarily consisting of sales commissions, and subsequently amortize these costs over the expected period of benefit, which we have determined to be approximately four years. Prior to fiscal 2020, these costs were expensed as incurred. Because of this change in accounting, sales and marketing expenses beginning in fiscal 2020 are not directly comparable to prior periods. Sales and marketing expenses also include outside consulting fees, marketing programs, including lead generation, costs of our annual user conference, advertising, trade shows, other event expenses, amortization of acquired customer relationships, and allocated overhead. We expect sales and marketing expenses will continue to increase as we expand our direct sales teams in the United States and internationally to address our market opportunity.
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
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a new publicly-traded company, including legal, audit, and consulting fees.
Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as the liquidity-based vesting condition was satisfied upon the IPO. For fiscal 2021, we recognized $21.5 million of stock-based based compensation expense, related to RSUs being recognized upon the effective date of the IPO and additional vesting of RSUs since such time ($12.2 million of which was recognized on the effective date of the IPO). In the future, stock-based compensation expense for both stock options and RSUs will be recognized as the time-based vesting conditions under such awards are met.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following tables present our selected consolidated statements of operations data for fiscal 2019, 2020, and 2021 in both dollars and as a percentage of total revenues, except as noted.

	Fiscal Year Ended January 31,
($ in thousands, except share and per share amounts)	2019	2020	2021
Revenues:
Subscription revenues	$64,458	$103,265	$162,439
Professional services revenues	27,076	34,915	41,854
Total revenues	91,534	138,180	204,293
Cost of revenues:
Cost of subscription revenues[1]	19,995	31,062	47,969
Cost of professional services revenues[1]	26,456	33,008	40,166
Total cost of revenues	46,451	64,070	88,135
Gross profit	45,083	74,110	116,158
Operating expenses:
Sales and marketing[1]	31,278	44,440	59,731
Research and development[1]	22,230	35,304	58,263
General and administrative[1]	14,791	22,536	40,772
Total operating expenses	68,299	102,280	158,766
Loss from operations	(23,216)	(28,170)	(42,608)
Non-operating income (expense):
Interest income	1,193	988	361
Interest expense	—	—	(130)
Other income (expense), net	(89)	33	1,693
Loss before income tax expense	(22,112)	(27,149)	(40,684)
Income tax expense	194	586	586
Net loss	(22,306)	(27,735)	(41,270)
Net loss attributable to non-controlling interest	—	(141)	(1,130)
Adjustment attributable to non-controlling interest	—	—	396
Net loss attributable to nCino, Inc.	$(22,306)	$(27,594)	$(40,536)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.30)	$(0.35)	$(0.46)
Weighted average number of common shares outstanding:
Basic and diluted	74,593,709	78,316,794	87,678,323
1Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
Cost of subscription revenues	$243	$277	$576
Cost of professional services revenues	1,244	1,240	4,232
Sales and marketing	1,078	1,260	6,190
Research and development	1,056	1,245	5,463
General and administrative	474	1,723	8,747
Total stock-based compensation expense	$4,095	$5,745	$25,208

The Company recognized amortization expense as follows:

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
Cost of subscription revenues	$—	$697	$1,525
Sales and marketing	—	937	1,670
General and administrative	—	114	10
Total amortization expense	$—	$1,748	$3,205

	Fiscal Year Ended January 31,
	2019	2020	2021
Revenues:
Subscription revenues	70.4%	74.7%	79.5%
Professional services revenues	29.6	25.3	20.5
Total revenues	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	31.0	30.1	29.5
Cost of professional services revenues	97.7	94.5	96.0
Total cost of revenues	50.7	46.4	43.1
Gross profit	49.3	53.6	56.9
Operating expenses:
Sales and marketing	34.2	32.2	29.2
Research and development	24.3	25.5	28.5
General and administrative	16.2	16.3	20.0
Total operating expenses	74.7	74.0	77.7
Loss from operations	(25.4)	(20.4)	(20.8)
Non-operating income (expense)
Interest income	1.3	0.7	0.2
Interest expense	—	—	(0.1)
Other	(0.1)	—	0.8
Loss before income tax expense	(24.2)	(19.7)	(19.9)
Income tax expense	0.2	0.4	0.3
Net loss	(24.4)%	(20.1)%	(20.2)%
Comparison of the Fiscal Years Ended January 31, 2020 and 2021
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Revenues:
Subscription revenues	$103,265	74.7%	$162,439	79.5%
Professional services revenues	34,915	25.3	41,854	20.5
Total revenues	$138,180	100.0%	$204,293	100.0%
Subscription Revenues
Subscription revenues increased $59.2 million for fiscal 2021 compared to fiscal 2020, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisitions of Visible Equity and FinSuite, and growth from existing customers within and across lines of business. Of the increase, 85.5% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, 8.9% was attributable to revenues from Visible Equity and FinSuite, and 5.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 79.5% of total revenues for fiscal 2021 compared to 74.7% of total revenues for fiscal 2020, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $6.9 million for fiscal 2021 compared to fiscal 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. For fiscal 2021, $0.4 million of professional services revenue was reimbursable travel and expense related to professional services projects at customer locations compared to $2.9 million for fiscal 2020.
Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$31,062	30.1%	$47,969	29.5%
Cost of professional services revenues	33,008	94.5	40,166	96.0
Total cost of revenues	$64,070	46.4	$88,135	43.1
Gross profit	$74,110	53.6%	$116,158	56.9%
Cost of Subscription Revenues
Cost of subscription revenues increased $16.9 million for fiscal 2021 compared to fiscal 2020, generating a gross margin for subscription revenues of 70.5% compared to a gross margin of 69.9% for fiscal 2020. Costs related to Salesforce user fees increased $12.0 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $2.3 million as we added new employees. Stock-based compensation expense for RSUs increased $0.4 million, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Amortization expense for acquired developed technology related to the acquisitions of Visible Equity and FinSuite increased $0.8 million due to amortization expense during the full period for fiscal 2021. Other costs of subscription revenues increased $1.2 million due to data services purchased for resale. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $7.2 million for fiscal 2021 compared to fiscal 2020, generating a gross margin for professional services of 4.0% compared to a gross margin of 5.5% for fiscal 2020. Excluding the effect of additional stock-based compensation expense, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, gross margin for professional services for fiscal 2021 was 12.2%. For fiscal 2021, personnel costs increased $6.6 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense for RSUs increased $3.4 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Allocated overhead costs increased $0.7 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $2.5 million decrease in reimbursable, and a $0.9 million decrease in non-reimbursable, travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. Without the effect of the additional stock-based compensation expense, our professional services gross margin increase for fiscal 2021 was primarily due to the decrease in non-reimbursable travel aforementioned and effective billing rates.
Excluding the effect of IPO associated expenses related to RSUs, we expect the cost of professional services revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.

Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2020		2021
Operating expenses:
Sales and marketing	$44,440	32.2%	$59,731	29.2%
Research and development	35,304	25.5	58,263	28.5
General and administrative	22,536	16.3	40,772	20.0
Total operating expenses	102,280	74.0	158,766	77.7
Loss from operations	$(28,170)	(20.4)%	$(42,608)	(20.8)%
Sales and Marketing
Sales and marketing expenses increased $15.3 million for fiscal 2021 compared to fiscal 2020, primarily due to an increase of $12.7 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Stock-based compensation expense for RSUs increased $5.1 million, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs from the effective date of the IPO. The increase in sales and marketing expenses also included a $1.1 million increase in allocated overhead costs and a $0.7 million increase in outside consulting fees due to growth supporting our continued business expansion. Amortization expense for acquired customer relationships related to the acquisition of Visible Equity increased $0.7 million due to amortization expense during the full period for fiscal 2021. The increase in sales and marketing expenses for fiscal 2021 was partially offset by a decrease of $0.7 million in marketing costs and a decrease of $4.3 million in sales-related travel costs due to COVID-19-related travel restrictions.
Our sales and marketing headcount grew by 37 from January 31, 2020 to January 31, 2021. Excluding the effect of IPO associated expenses related to RSUs, we expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $23.0 million for fiscal 2021 compared to fiscal 2020, primarily due to an increase of $14.6 million in personnel costs resulting from a continued increase in headcount and a $1.8 million increase in allocated overhead costs due to growth supporting our continued business expansion. Stock-based compensation expense for RSUs increased $4.5 million, mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO. Third party professional fees increased $2.5 million for fiscal 2021 compared to the fiscal 2020, attributable to an increase of contract research and development spend. The increase in research and development expenses for fiscal 2021 was partially offset by a decrease of $0.4 million in travel costs due to COVID-19-related travel restrictions.
Our research and development headcount grew by 114 from January 31, 2020 to January 31, 2021. Excluding the effect of IPO associated expenses related to RSUs, we expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new applications and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $18.2 million for fiscal 2021 compared to fiscal 2020, primarily due to stock-based compensation expense for RSUs of $8.1 million mostly attributable to RSUs being recognized upon the effective date of the IPO and also additional vesting of RSUs since the effective date of the IPO, partially offset by $1.2 million of stock-based compensation expense for the accelerated vesting of an executive's stock options for the fiscal 2020 that did not occur for fiscal 2021. Personnel costs increased $4.7 million from increased headcount as we continued to scale our business. Third party professional fees increased $2.3 million for fiscal 2021 compared to the fiscal 2020, mostly attributable to costs related to the IPO, Secondary Offering and costs associated with being a public company. Allocated overhead and other general and administrative costs increased $5.1 million, which consisted primarily of a $2.7 million increase in insurance costs associated with being a public company, tax related fees and assessments, license fees, charitable contributions, and bad debt expense. The increase in general and administrative expenses for fiscal 2021 was partially offset by a decrease of $0.7 million in travel costs due to COVID-19-related travel restrictions.

Our general and administrative headcount grew by 23 from January 31, 2020 to January 31, 2021. Excluding the effect of IPO associated expenses related to RSUs, we expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth and additional expenses for our transition to, and continuing costs of, being a public company.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. We have recently eased some of these restrictions, but substantially all employees continue to work remotely and work-related travel remains very limited. In addition, we shifted our conferences and other marketing events to virtual-only for the foreseeable future. We expect these restrictions to stay in effect into future periods. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effects of the pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities, and other factors. For further information, please see Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions,” and Item 1A in Part I of this Annual Report on Form 10-K,“Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations.”
Comparison of the Fiscal Years Ended January 31, 2019 and 2020
Revenues

	Fiscal Year Ended January 31,
($ in thousands)	2019		2020
Revenues:
Subscription revenues	$64,458	70.4%	$103,265	74.7%
Professional services revenues	27,076	29.6	34,915	25.3
Total revenues	$91,534	100.0%	$138,180	100.0%
Subscription Revenues
Subscription revenues increased $38.8 million for fiscal 2020 compared to fiscal 2019, due to initial revenues from customers who did not contribute to subscription revenues during the prior period, including customers added as a result of our acquisitions of Visible Equity and FinSuite, and growth from existing customers within and across lines of business. Of the increase, 61.7% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, 15.4% was attributable to revenues from Visible Equity and FinSuite, and 22.9% was attributable to initial revenues from customers who did not contribute to subscription revenues during the prior period. Subscription revenues were 74.7% of total revenues for fiscal 2020, compared to 70.4% of total revenues for fiscal 2019, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $7.8 million for fiscal 2020 compared to fiscal 2019, primarily due to the addition of new customers, as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required. For fiscal 2020, $2.9 million of professional services revenues was reimbursable travel and expense related to professional services projects at customer locations compared to $2.5 million for fiscal 2019.

Cost of Revenues and Gross Margin

	Fiscal Year Ended January 31,
($ in thousands)	2019		2020
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$19,995	31.0%	$31,062	30.1%
Cost of professional services revenues	26,456	97.7	33,008	94.5
Total cost of revenues	$46,451	50.7	$64,070	46.4
Gross profit	$45,083	49.3%	$74,110	53.6%
Cost of Subscription Revenues
Cost of subscription revenues increased $11.1 million for fiscal 2020 compared to fiscal 2019, generating a gross margin for subscription revenues of 69.9% compared to a gross margin of 69.0% for fiscal 2019. Costs related to Salesforce user fees increased $7.5 million as we continued to add new customers and sold additional functionality to existing customers, and personnel costs increased $1.9 million as we added new employees. Allocated overhead costs for fiscal 2020 increased $1.0 million compared to fiscal 2019 due to headcount growth in our global customer support organization. Other costs of subscription revenues increased $0.7 million due to third-party data integration and nIQ hosting expenses.
Cost of Professional Services Revenues
Cost of professional services revenues increased $6.6 million for fiscal 2020 compared to fiscal 2019, generating a gross margin for professional services of 5.5% compared to a gross margin of 2.3% for fiscal 2019. Personnel costs for fiscal 2020 increased $5.1 million for the professional services team compared to fiscal 2019 primarily due to increased headcount. Reimbursable travel and expenses related to professional services projects at customer locations for fiscal 2020 increased $0.4 million compared to fiscal 2019. Allocated overhead costs for fiscal 2020 increased $0.9 million and travel related expenses increased $0.3 million compared to fiscal 2019 due to growth supporting our continued business expansion. The increase in cost of professional services revenues was partially offset by a $0.1 million decrease in other services. The increase in our professional services gross margin in fiscal 2020 was primarily due to higher utilization and effective billing rates in our maturing international professional services practice.
Operating Expenses

	Fiscal Year Ended January 31,
($ in thousands)	2019		2020
Operating expenses:
Sales and marketing	$31,278	34.2%	$44,440	32.2%
Research and development	22,230	24.3	35,304	25.5
General and administrative	14,791	16.2	22,536	16.3
Total operating expenses	68,299	74.7	102,280	74.0
Loss from operations	$(23,216)	(25.4)%	$(28,170)	(20.4)%
Sales and Marketing
Sales and marketing expenses increased $13.2 million for fiscal 2020 compared to fiscal 2019, primarily due to an increase of $8.4 million in personnel costs resulting from an increase in headcount on the sales and marketing teams and a $1.7 million increase in marketing costs, including direct costs of conference attendance and sponsorships, and a $1.0 million increase in sales-related travel costs. Our sales and marketing headcount grew from 140 at January 31, 2019 to 221 at January 31, 2020. The increase in sales and marketing expenses also included a $2.4 million increase in allocated overhead costs due to growth supporting our continued business expansion. The increase in sales and marketing expenses in fiscal 2020 was partially offset by a net reduction of $2.4 million in incremental costs incurred to obtain contracts, primarily consisting of sales commissions, as we began capitalizing and amortizing such expenses in fiscal 2020, and by a $0.3 million reduction in the use of third-party consultants.

Research and Development
Research and development expenses increased $13.1 million for fiscal 2020 compared to fiscal 2019, primarily due to an increase of $10.5 million in personnel costs resulting from continued increases in headcount, both organically and from acquisitions, a $0.6 million increase in the use of third-party contractors as we continued to invest in the nCino Bank Operating System, a $0.2 million increase in travel and meeting expenses, and a $1.8 million increase in allocated overhead costs due to growth supporting our continued business expansion. Our research and development headcount grew from 153 at January 31, 2019 to 265 at January 31, 2020.
General and Administrative
General and administrative expenses increased $7.7 million for fiscal 2020 compared to fiscal 2019, primarily due to an increase of $4.4 million in personnel costs as we continued to scale our business. Our general and administrative headcount grew from 63 at January 31, 2019 to 102 at January 31, 2020. Third party professional fees increased $3.7 million from fiscal 2019 to fiscal 2020, including $1.7 million of transaction-related costs incurred related to acquisitions and our IPO. Travel and meeting expenses increased $0.4 million due to headcount growth and strategic initiatives. Allocated overhead and other general and administrative costs decreased $0.8 million, which consisted primarily of a $1.5 million decrease in tax related fees and assessments primarily due to revisions in prior year sales and use tax estimates, partially offset by higher insurance and occupancy costs.
Liquidity and Capital Resources
As of January 31, 2021, we had $371.4 million in cash and cash equivalents, and an accumulated deficit of $161.1 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
To date, we have funded our capital needs through issuances of common stock and collections from our customers. In July 2020, we closed our IPO of 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' options to purchase additional shares) at a public offering price of $31.00 per share, resulting in aggregate net proceeds to us of $268.4 million after deducting underwriting discounts and commissions. We paid $2.8 million in additional IPO related costs during fiscal 2021. We generally bill and collect from our customers annually in advance. Our billings are subject to seasonality, with billings in the first and fourth quarters of our fiscal year substantially higher than in the second and third quarters. Because we recognize revenues ratably, our deferred revenue balance mirrors the seasonality of our billings. In addition, our advanced billing and collection coupled with our recent growth has resulted in our cash used in operating activities generally being less than our net operating losses in recent periods.
We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solution, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2020 and January 31, 2021, the redeemable non-controlling interest was $4.4 million and $3.8 million, respectively.

Cash Flows
Summary Cash Flow information for fiscal 2019, 2020, and 2021 are set forth below.

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
Net cash provided by (used in) operating activities	$(4,589)	$(8,998)	$9,222
Net cash used in investing activities	(7,965)	(58,027)	(4,338)
Net cash provided by financing activities	6,260	84,091	274,121
Net Cash Provided by (Used in) Operating Activities
The $9.2 million provided by operating activities in fiscal 2021 reflects our net loss of $41.3 million, offset by $35.9 million in non-cash charges and $14.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts, partially offset by foreign currency gains related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $30.3 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $8.0 million increase in accounts payable and accrued expenses and other liabilities. The cash generated by working capital accounts was partially offset by a $11.4 million increase in accounts receivable due to the timing of collections from customers, payments of $9.0 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $3.3 million increase in prepaid expenses and other assets.
The $9.0 million we used in operating activities in fiscal 2020 was driven by our net loss of $27.7 million, partially offset by $13.7 million in non-cash charges and $5.1 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $22.0 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $3.5 million increase in accounts payable and accrued expenses and other liabilities. The cash generated by working capital accounts was partially offset by an increase of $14.2 million in accounts receivable due to the timing of collections from customers, payments of $5.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $1.6 million increase in prepaid expenses and other assets.
The $4.6 million we used in operating activities in fiscal 2019 was driven by our net loss of $22.3 million, partially offset by $5.7 million in non-cash charges and $12.1 million generated by changes in working capital accounts. Cash generated by working capital accounts was principally a function of a $13.5 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $4.7 million increase in accounts payable and accrued expenses. The cash generated by working capital accounts was partially offset by an increase of $5.7 million in accounts receivable due to the timing of collections from customers and a $1.2 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
We used $4.3 million in investing activities in fiscal 2021 for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The $58.0 million used in investing activities in fiscal 2020 comprised of $5.8 million used for the purchase of property and equipment and leasehold improvements to support the expansion of our business and $52.3 million used in the acquisitions of Visible Equity and FinSuite. We used $8.0 million in investing activities in fiscal 2019 for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by Financing Activities
The $274.1 million provided by financing activities in fiscal 2021 was comprised $268.4 million in proceeds from the IPO in July 2020, net of underwriting discounts and commissions, and $8.7 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $2.8 million in costs related to the IPO and payments of $0.2 million in November 2020 for the cash portion of contingent consideration related to our acquisition of FinSuite in fiscal 2020. The $84.1 million provided by financing activities in fiscal 2020 was comprised principally of $79.9 million in proceeds from equity financings, net of issuance costs, as well as $4.5 million in proceeds from the non-controlling interest for our Japan joint venture, and $1.0 million of proceeds from the exercise of stock options. The $6.3 million provided by financing activities in fiscal 2019 was comprised of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
Our principal commitments consist of future minimum lease payments under non-cancelable operating leases related to our facilities and equipment and various service agreements. The following table summarizes our contractual obligations and commitments as of January 31, 2021.

	Payment due by period (in thousands)
($ in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,445	$3,879	$3,309	$2,544	$12,177
Financing obligation - leased facility	1,388	2,871	3,001	17,024	24,284
Purchase commitments	2,372	2,391	38	2	4,803
Total	$6,205	$9,141	$6,348	$19,570	$41,264
The financing obligation above represents the total obligation for the new lease we entered into in November 2020 for our headquarters. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of our headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. The Company also entered into an agreement for a parking deck in January 2021 which is an addition to the existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $18.0 million. Upon completion of the parking deck, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The construction in progress and corresponding construction liability at January 31, 2021 was de minimis.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be significant.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition
Effective February 1, 2019, we adopted the requirement of Accounting Standards Update, or ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) utilizing the modified retrospective method of transition. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.
We derive our revenues from subscriptions and professional services. We recognize revenues when a contract exists between the Company and a customer and upon transfer of control of promised products or services to such customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of subscriptions and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscriptions, services and support, accounted for as a single performance obligation. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, the Company satisfies a performance obligation
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to our cloud applications, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, our subscription contracts are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. Any subscription arrangements that are cancelable generally have penalty clauses.
Professional Services Revenues
Professional services revenues primarily consist of fees for deployment, configuration, and optimization services, as well as training. The majority of our professional services contracts are billed on a fixed price basis, and revenues are recognized over time based on a proportional performance methodology which utilizes input methods. A portion of our professional services contracts are billed on a time and materials basis and revenues are recognized over time as the services are performed.
Contracts with Multiple Performance Obligations
Most of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical sales, and contract prices. As our go-to-market strategies evolve, we may modify its pricing practices in the future, which could result in changes to SSP.

Given the variability of pricing, we use a range of SSP. We determine the SSP range using information that may include market conditions or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of products and services by customer size.
Remaining performance obligations (RPOs) represent contracted revenues that have not yet been recognized, including deferred revenue and unbilled amounts that we expect will be recognized as revenues in future periods. Our reported RPO balance is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. Because we often enter into large, multi-year contracts and the timing of renewal of these contracts varies by customer, our reported RPOs may fluctuate significantly from period to period, and we do not believe this measure is a useful gauge of our future performance. For these reasons, we do not use RPOs as a tool for managing our business.
Income Taxes
Accrued income taxes are reported as a component of either other current assets or other accrued liabilities, as appropriate, in our consolidated balance sheets and reflect our estimate of income taxes to be paid or received.
Deferred income taxes represent the amount of future income taxes to be paid or refunded and are accounted for using the asset and liability method. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. We recognize deferred tax assets for temporary deductible differences and deferred tax liabilities for temporary taxable differences.
A valuation allowance is provided against a deferred tax asset when we determine that it is more likely than not that all, or a portion of, the balance will not be realized. This requires management to utilize significant judgement and the use of estimates. Any realization of the Company’s deferred tax assets is based upon the evaluation of four sources of taxable income, the future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and tax-planning strategies. At January 31, 2021, we determined that it is more likely than not that the majority of our deferred tax assets will not be realized and as such, recorded a valuation allowance of $70.1 million against our deferred tax assets of $80.0 million as of that date.
The Company is subject to income tax in the United States, multiple state and local jurisdictions and various foreign countries. The tax laws and regulations in each jurisdiction may be interpreted differently in certain situations, which could result in differing financial results. The Company is required to exercise judgement regarding the application of these tax laws and regulations. Through this judgement process, the Company will evaluate and recognize any tax liabilities related to any income tax uncertainties. Due to the complexity of any uncertainty, the ultimate resolution may result in a remittance that is different from the current estimate of any tax liabilities.
Stock-Based Compensation
Stock Options
Stock-based compensation expense related to employees is measured based on the grant-date fair value of the awards. We establish fair value as the measurement objective in accounting for share-based payment transactions and recognize expense on a straight-line basis over the requisite service period, which is generally the vesting term of four years. Stock-based compensation is recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The fair value of each award is estimated on the grant date using the Black-Scholes option-pricing model.
Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield, and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates. These assumptions and estimates are as follows:
•Fair Value of Common Stock. For stock options issued prior to the IPO, due to the stock not being publicly traded, we estimated the fair value of common stock based on contemporaneous valuations and other factors deemed relevant by management. No stock options have been issued since the IPO.
•Expected Term. The expected term of employee stock options reflects the period for which the Company believes the option will remain outstanding. To determine the expected term, we generally apply the simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award.
•Expected Volatility. As we do not have trading history for our common stock, the selected volatility used is representative of expected future volatility. We base expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.
•Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.
•Risk-Free Interest Rates. We base the risk-free interest rate on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.
The following table reflects the weighted average assumptions used to estimate the fair value of options granted during fiscal 2019 and 2020 (there were no options granted in fiscal 2021):

	Fiscal Year Ended January 31,
	2019	2020
Expected life (in years from vesting)	6.25	6.10 - 6.25
Expected volatility	40% - 41%	40%
Expected dividends	0.00%	0.00%
Risk-free rate	2.07% - 2.27%	1.63% - 2.59%
In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation expense for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture rate is revised. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation expense on a prospective basis. If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Restricted Stock Units
RSUs issued prior to our IPO were subject to time-based and performance-based vesting conditions. RSUs issued subsequent to our IPO vest upon the satisfaction of a time-based condition only. These RSUs are generally earned over a service period of four years and the compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At January 31, 2021, we had cash and cash equivalents of $371.4 million, which consisted primarily of bank deposits and money market funds. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Annual Report on Form 10-K. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of nCino, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of nCino, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes, as well as the financial statement schedule listed in the Index at Item 15.2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.
Raleigh, North Carolina
March 31, 2021

nCino, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2020	January 31, 2021
Assets
Current assets
Cash and cash equivalents (VIE: $8,892 and $7,425 at January 31, 2020 and January 31, 2021, respectively)	$91,184	$371,425
Accounts receivable, less allowance for doubtful accounts of $0 and $88 at January 31, 2020 and January 31, 2021, respectively	34,205	55,517
Accounts receivable, related parties	9,201	—
Costs capitalized to obtain revenue contracts, current portion, net	3,608	4,864
Prepaid expenses and other current assets	7,079	10,425
Total current assets	145,277	442,231
Property and equipment, net	13,477	29,943
Costs capitalized to obtain revenue contracts, noncurrent, net	7,000	10,191
Goodwill	55,840	57,149
Intangible assets, net	26,093	23,137
Other long-term assets	2,464	750
Total assets	$250,151	$563,401
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$1,258	$1,634
Accounts payable, related parties	3,408	4,363
Accrued commissions	7,862	12,500
Other accrued expenses	4,922	7,527
Deferred rent, current portion	183	203
Deferred revenue, current portion	50,929	89,141
Deferred revenue, current portion, related parties	8,013	—
Financing obligation, current portion	—	324
Total current liabilities	76,575	115,692
Deferred income taxes, noncurrent	194	368
Deferred rent, noncurrent	1,558	1,486
Deferred revenue, noncurrent	—	946
Financing obligation, noncurrent	—	15,939
Other long-term liabilities	195	—
Total liabilities	78,522	134,431
Commitments and contingencies (Notes 9, 14 and 15)
Redeemable non-controlling interest (Note 3)	4,356	3,791
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 and 10,000,000 shares authorized as of January 31, 2020 and January 31, 2021, respectively; and none issued and outstanding as of January 31, 2020 and January 31, 2021, respectively	—	—
Common stock, $0.0005 par value; 0 and 500,000,000 shares authorized as of January 31, 2020 and January 31, 2021, respectively; 0 and 93,643,759 shares issued and outstanding as of January 31, 2020 and January 31, 2021, respectively	—	47
Voting common stock, $0.0005 par value; 99,708,247 and 0 shares authorized as of January 31, 2020 and January 31, 2021, respectively; 75,596,007 and 0 shares issued and outstanding as of January 31, 2020 and January 31, 2021, respectively	38	—
Non-voting common stock, $0.0005 par value; 10,291,753 and 0 shares authorized as of January 31, 2020 and January 31, 2021, respectively; 5,931,319 and 0 shares issued and outstanding as of January 31, 2020 and January 31, 2021, respectively	3	—
Additional paid-in capital	288,564	585,956
Accumulated other comprehensive (loss) income	(408)	240
Accumulated deficit	(120,924)	(161,064)
Total stockholders’ equity	167,273	425,179
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$250,151	$563,401
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Fiscal Year Ended January 31,
	2019	2020	2021
Revenues
Subscription (related parties $7,929, $7,768, and $2,439, respectively)	$64,458	$103,265	$162,439
Professional services	27,076	34,915	41,854
Total revenues	91,534	138,180	204,293
Cost of revenues
Subscription[1] (related party $15,373, $22,844, and $34,831, respectively)	19,995	31,062	47,969
Professional services[1]	26,456	33,008	40,166
Total cost of revenues	46,451	64,070	88,135
Gross profit	45,083	74,110	116,158
Operating expenses
Sales and marketing[1]	31,278	44,440	59,731
Research and development[1]	22,230	35,304	58,263
General and administrative[1]	14,791	22,536	40,772
Total operating expenses	68,299	102,280	158,766
Loss from operations	(23,216)	(28,170)	(42,608)
Non-operating income (expense)
Interest income	1,193	988	361
Interest expense	—	—	(130)
Other income (expense), net	(89)	33	1,693
Loss before income tax expense	(22,112)	(27,149)	(40,684)
Income tax expense	194	586	586
Net loss	(22,306)	(27,735)	(41,270)
Net loss attributable to redeemable non-controlling interest (Note 3)	—	(141)	(1,130)
Adjustment attributable to redeemable non-controlling interest (Note 3)	—	—	396
Net loss attributable to nCino, Inc.	$(22,306)	$(27,594)	$(40,536)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.30)	$(0.35)	$(0.46)
Weighted average number of common shares outstanding:
Basic and diluted	74,593,709	78,316,794	87,678,323
1Includes stock-based compensation expense as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
Cost of subscription revenues	$243	$277	$576
Cost of professional services revenues	1,244	1,240	4,232
Sales and marketing	1,078	1,260	6,190
Research and development	1,056	1,245	5,463
General and administrative	474	1,723	8,747
Total stock-based compensation expense	$4,095	$5,745	$25,208
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended January 31,
	2019	2020	2021
Net loss	$(22,306)	$(27,735)	$(41,270)
Other comprehensive income (loss):
Foreign currency translation	(27)	(403)	817
Other comprehensive income (loss)	(27)	(403)	817
Comprehensive loss	(22,333)	(28,138)	(40,453)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	—	(141)	(1,130)
Foreign currency translation attributable to redeemable non-controlling interest	—	(16)	169
Comprehensive loss attributable to redeemable non-controlling interest	—	(157)	(961)
Comprehensive loss attributable to nCino, Inc.	$(22,333)	$(27,981)	$(39,492)
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2018	—	$—	67,340,707	$33	5,701,435	$3	$160,418	$6	$(82,446)	$78,014
Exercise of stock options	—	—	2,845,482	2	—	—	6,258	—	—	6,260
Stock-based compensation	—	—	—	—	—	—	4,095	—	—	4,095
Other comprehensive loss	—	—	—	—	—	—	—	(27)	—	(27)
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	—		(22,306)	(22,306)
Balance, January 31, 2019	—	—	70,186,189	35	5,701,435	3	170,771	(21)	(104,752)	66,036
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	—	—	—	—	—	11,422	11,422
Stock issuance, net of issuance costs of $52	—	—	3,448,276	2	229,885	—	79,946	—	—	79,948
Stock issuance related to business combinations	—	—	1,502,772	1	—	—	25,203	—	—	25,204
Contingent consideration related to business combinations	—	—	—	—	—	—	5,857	—	—	5,857
Exercise of stock options	—	—	458,770	—	(1)	—	1,042	—	—	1,042
Stock-based compensation	—	—	—	—	—	—	5,745	—	—	5,745
Other comprehensive loss	—	—	—	—	—	—	—	(387)	—	(387)
Net loss attributable to nCino, Inc.	—	—	—	—	—	—	—	—	(27,594)	(27,594)
Balance, January 31, 2020	—	—	75,596,007	38	5,931,319	3	288,564	(408)	(120,924)	167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—		(4,534)	—	—	(4,534)
Exercise of stock options	1,983,169	1	325,530	—	—	—	8,744	—	—	8,745
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock issuance upon vesting of restricted stock units	253,042	—	—	—	—	—	—	—	—	—
Stock issuance for contingent consideration	285,692	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	25,208	—	—	25,208
Other comprehensive income	—	—	—	—	—	—	—	648	—	648
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(396)	—	(40,140)	(40,536)
Balance, January 31, 2021	93,643,759	$47	—	$—	—	$—	$585,956	$240	$(161,064)	$425,179
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2019	2020	2021
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(22,306)	$(27,594)	$(40,536)
Net loss and adjustment attributable to redeemable non-controlling interest	—	(141)	(734)
Net loss	(22,306)	(27,735)	(41,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,458	4,609	7,431
Amortization of costs capitalized to obtain revenue contracts	—	3,243	4,682
Stock-based compensation	4,095	5,745	25,208
Deferred income taxes	—	195	168
Provision for (recovery of) bad debt	103	(105)	100
Net foreign currency gains	—	—	(1,691)
Change in operating assets and liabilities:
Accounts receivable	(10,212)	(9,289)	(20,614)
Accounts receivable, related parties	4,557	(4,867)	9,201
Costs capitalized to obtain revenue contracts	—	(5,631)	(8,967)
Prepaid expenses and other assets	(1,185)	(1,628)	(3,342)
Accounts payable and accrued expenses and other liabilities	3,922	2,286	7,086
Accounts payable, related parties	781	1,184	956
Deferred rent	695	1,045	(52)
Deferred revenue	14,214	20,873	38,339
Deferred revenue, related parties	(711)	1,077	(8,013)
Net cash provided by (used in) operating activities	(4,589)	(8,998)	9,222
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(52,267)	—
Purchases of property and equipment	(7,965)	(5,760)	(4,338)
Net cash used in investing activities	(7,965)	(58,027)	(4,338)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	268,375
Payments of costs related to initial public offering	—	—	(2,765)
Investment from redeemable non-controlling interest	—	4,513	—
Proceeds from stock issuance	—	80,000	—
Stock issuance costs	—	(52)	—
Payments of deferred costs	—	(1,412)	—
Exercise of stock options	6,260	1,042	8,745
Contingent consideration payments	—	—	(197)
Principal payments on financing obligation	—	—	(37)
Net cash provided by financing activities	6,260	84,091	274,121
Effect of foreign currency exchange rate changes on cash and cash equivalents	(35)	(229)	1,236
Net increase (decrease) in cash and cash equivalents	(6,329)	16,837	280,241
Cash and cash equivalents, beginning of period	80,676	74,347	91,184
Cash and cash equivalents, end of period	$74,347	$91,184	$371,425
Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$42	$369	$631
Cash paid during the year for interest	$—	$—	$130
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$118	$45	$14
Building-leased facility acquired through financing obligation	$—	$—	$16,300
Deferred costs, accrued but not paid	$—	$357	$—
Fair value of common stock issued as consideration for business acquisition	$—	$25,204	$—
Costs related to initial public offering, reclassified from other long term assets to equity	$—	$—	$1,769
Fair value of contingent consideration in connection with business acquisition in other long-term liabilities	$—	$197	$—
Fair value of contingent consideration in connection with business acquisition included in equity	$—	$5,857	$—
The accompanying notes are an integral part of these consolidated financial statements.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company was organized as a North Carolina limited liability company named BANKR, LLC on December 13, 2011. On April 3, 2012, the Company was renamed nCino, LLC. The Company was re-incorporated in the State of Delaware on December 18, 2013.
Initial Public Offering: On July 13, 2020, the Company's Registration Statement on Form S-1 relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). Prior to the closing of the IPO, the Company's certificate of incorporation was amended such that all outstanding shares of voting common stock and non-voting common stock were reclassified into a single class of stock designated as common stock which has one vote per share. In addition, effective upon the closing of the IPO, the Company's certificate of incorporation was amended and restated such that the total number of shares of common stock authorized to issue, par value $0.0005, was increased to 500,000,000 shares and the total number of shares of preferred stock authorized to issue, par value $0.001, was increased to 10,000,000 shares. In connection with the IPO, the Company issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions.
Prior to the IPO, deferred offering costs, which consisted of legal, accounting, consulting and other direct fees, and costs relating to the IPO, were capitalized in other long-term assets. Upon consummation of the IPO, these costs were offset against the proceeds from the IPO and recorded in additional paid-in capital.
Secondary Public Offering: On October 13, 2020, the Company completed an underwritten secondary public offering of 7,712,985 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) (the "Secondary Offering") held by certain stockholders of the Company (the "Selling Stockholders"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the Selling Stockholders. The Company incurred costs of $1.0 million in relation to the Secondary Offering for the fiscal year ended January 31, 2021 and such costs are recorded as a component of general and administrative expenses on the consolidated statements of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements, signed in connection with the IPO, with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") as set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. Refer to disclosures in Note 2 and Note 3 for additional information regarding the Company’s variable interest entity.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Effective February 1, 2019, the Company adopted the requirement of Accounting Standards Update, or ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) utilizing the modified retrospective method of transition. Prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity or VIE. nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not significant to the Company’s consolidated financial statements except for cash which is reflected on the consolidated balance sheets. Refer to Note 3 for additional information regarding the Company’s variable interest.
Redeemable Non-Controlling Interest: Redeemable non-controlling interest relates to minority investors of nCino K.K. An agreement with the minority investors of nCino K.K. contains redemption features whereby the interest held by the minority investors are redeemable either at the option of the (i) minority investors or (ii) the Company, both beginning on the eighth anniversary of the initial capital contribution. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the consolidated balance sheets outside of equity under the caption “Redeemable non-controlling interest.”
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by the Company’s management are used for, but not limited to, revenue recognition including determining the nature and timing of satisfaction of performance obligations, variable consideration, stand-alone selling price, and other revenue items requiring significant judgement; the average period of benefit associated with costs capitalized to obtain revenue contracts; fair value of assets acquired and liabilities assumed for business combinations; fair value of contingent consideration; the useful lives of intangible assets; the valuation allowance on deferred tax assets; redemption value of redeemable non-controlling interest; and stock-based compensation. The Company assesses these estimates on a regular basis using historical experience and other factors. Actual results could differ from these estimates.
Operating Segments: The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, which is the Company’s chief executive officer, in deciding how to make operating decisions, allocate resources, and assess performance. The Company’s chief operating decision maker allocates resources and assesses performance at the consolidated level.
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
equivalents exceeded the Federal deposit insurance limit at January 31, 2020 and January 31, 2021. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions.
As of January 31, 2020, two customers represented 22% of accounts receivable, 11% of which was from a customer who is an equity holder. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020, only. As of January 31, 2021, no individual customer represented more than 10% of accounts receivable. For the fiscal years ended January 31, 2020 and 2021, no individual customer represented more than 10% of the Company’s total revenues.
Revenue Recognition: The Company derives revenues primarily from subscription services and professional services. Revenues are recognized when a contract exists between the Company and a customer and upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of subscription and professional services, which may be capable of being distinct and accounted for as separate performance obligations, or in the case of offerings such as subscription services and support, accounted for as a single performance obligation. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, the Company satisfies a performance obligation.
Subscription Revenues
Subscription revenues primarily consist of fees for providing customers access to the Company’s cloud applications, with routine customer support and maintenance related to email and phone support, bug fixes, and unspecified software updates, and upgrades released when and if available during the maintenance term. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer, which the Company believes best reflects the manner in which the Company’s customers utilize the Company’s subscription offerings. Arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based application service at any time and, as a result, are accounted for as a service contract. Generally, the Company’s subscription contracts are three years or longer in length, billed annually in advance, are non-cancelable, and do not contain refund-type provisions. Any subscription arrangements that are cancelable generally have penalty clauses.
Professional Services Revenues
Professional services revenues primarily consist of fees for deployment, configuration, and optimization services, as well as training. The majority of the Company’s professional services contracts are billed on a fixed price basis, and revenues are recognized over time based on a proportional performance methodology which utilizes input methods. A portion of the Company’s professional services contracts are billed on a time and materials basis and revenues are recognized over time as the services are performed.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contracts with Multiple Performance Obligations
Most of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines SSP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, the geographic area where services are sold, price lists, the Company’s go-to-market strategy, historical sales, and contract prices. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to SSP.
Given the variability of pricing, the Company uses a range of SSP. The Company determines the SSP range using information that may include market conditions or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of products and services by customer size.
Costs Capitalized to Obtain Revenue Contracts
As part of its adoption of ASU 2014-09, the Company capitalizes incremental costs of obtaining a non-cancelable subscription and support revenue contract if the Company expects the benefit of those costs to be longer than one year. The provisions of ASU 2014-09 codified and clarified the accounting guidance for contract acquisition costs. The new guidance resulted in the capitalization of additional contract acquisition costs, which are subsequently amortized over the estimated life of the contract. Under the prior accounting guidance, the Company expensed sales commissions as incurred.
Under ASU 2014-09, capitalized amounts consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired and (2) the associated payroll taxes and fringe benefit costs associated with the payments to these employees. Capitalized costs related to new revenue contracts are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. In arriving at this average period of benefit, the Company evaluated both qualitative and quantitative factors which included the estimated life cycles of its offerings and its customer attrition. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates, or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. Amortization of capitalized costs to obtain revenue contracts is included in sales and marketing expense in the accompanying consolidated statements of operations.
Judgments
Contracts with customers may include multiple services requiring allocation of the transaction price across the different performance obligations.
Standalone selling price is established by maximizing the amount of observable inputs, primarily actual historical selling prices for performance obligations where available and includes consideration of factors such as go-to-market model and customer size. Where standalone selling price may not be observable (e.g., the performance obligation is not sold separately), the Company maximizes the use of observable inputs by using information that may include reviewing pricing practices, performance obligations with similar customers, and selling models.
Capitalized costs to obtain a contract are amortized over the expected period of benefit, which the Company has determined, based on analysis, to be approximately four years. The Company evaluated qualitative and quantitative factors to determine the period of amortization, including contract length, renewals, customer life, and the useful lives of our products and acquired products. When the expected period of benefit of an asset which would be capitalized is less than one year, the Company expenses the amount as incurred, utilizing the practical expedient. The Company regularly evaluates whether there have been changes in the underlying assumptions and data used to determine the amortization period.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
At times, the Company provides credits or incentives to its customers. Known and estimable credits and incentives represent a form of variable consideration, which are determined at contract inception and reduce the revenues recognized for a particular contract. At the end of each reporting period, the Company reviews and updates its estimates as additional information becomes available. The Company believes that there will not be significant changes to its estimates of variable consideration as of January 31, 2021.
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) with respect to vendor reseller agreements pursuant to which the Company resells certain third-party solutions along with the Company’s solutions. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company’s control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial to these consolidated financial statements.
Deferred Revenue: Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services, including non-cancellable and non-refundable committed funds and deposits. Deferred revenue is recognized as revenue recognition criteria has been met. Customers are typically invoiced for these agreements in advance of regular annual installments and revenues are recognized ratably over the contractual subscription period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current portion, and the remaining portion is recorded as deferred revenue, net of current portion on the consolidated balance sheets.
Payment terms vary by contract, although terms generally include a requirement of payment within 30 to 45 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing services, such as invoicing at the beginning of a subscription term with revenues recognized ratably over the contract period, and not to provide financing to customers. Any implied financing costs are considered insignificant in the context of the Company’s contracts.
Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.
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
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, and current market and economic conditions.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
A summary of activity in the allowance for doubtful accounts is as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
Balance, beginning of period	$20	$123	$—
Charged to (recovery of) bad debt expense	110	(105)	100
Write off of uncollectible accounts	(7)	(18)	(17)
Translation adjustments	—	—	5
Balance, end of period	$123	$—	$88
Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets and commences once the asset is placed in service or is ready for its intended use. The estimated useful lives by asset classification are generally as follows:

Asset Classification	Estimated Useful Life
Furniture and fixtures	3-7 years
Computers and equipment	3 years
Buildings	40 years
Leasehold improvements	Shorter of remaining life of the lease term or estimated useful life
When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from their respective accounts, and any gain or loss on such retirement is reflected in operating expenses.
Financing Obligations: The Company records assets and liabilities for lease arrangements where the Company has continued involvement due to purchase options and is deemed to be the owner for accounting purposes.
Capitalized Software Costs: Costs related to software developed for internal use are capitalized during the application development stage. Costs related to preliminary internal or external project activities and post implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally two to five years. Capitalized software costs useful lives are evaluated on an annual basis and tested for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. There were no costs capitalized during the fiscal years ended January 31, 2019, 2020 or 2021 and there were no unamortized capitalized software costs as of January 31, 2020 and 2021.
Intangible Assets: Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Impairment Assessment: The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no material impairments of intangible assets or long-lived assets during the fiscal years ended January 31, 2019, 2020, and 2021.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized, but rather the carrying amounts of these assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Goodwill is tested for impairment annually on November 1, the first day of the fourth quarter of the fiscal year. In the fiscal year ended January 31, 2020, the Company elected to early adopt ASU 2017-04, “Simplifying the Test for Goodwill

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Impairment” for its annual goodwill impairment test. ASU 2017-04 removes Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. To perform our impairment testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. The qualitative factors we consider include, but are not limited to, macroeconomic conditions, industry and market conditions, company-specific events, changes in circumstances and after-tax cash flows. If the qualitative factors indicate that the fair value of the reporting unit is greater than the carrying value of the net assets assigned to the reporting unit, then we do not consider the assigned goodwill to be impaired. We are only required to perform the two-step impairment test if the qualitative factors indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We may elect to perform the two-step impairment test without considering such qualitative factors. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. There is no goodwill impairment for the fiscal years ended January 31, 2019, 2020, and 2021.
The Company determines the fair value of a reporting unit using a discounted cash flow analysis that is corroborated by a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow analyses are based on the most recent budget and long-term forecast. The discount rates used in the discounted cash flow analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. The market comparable approach estimates fair value using market multiples of various financial measures compared to a set of comparable public companies and recent comparable transactions.
Business Combinations: Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. For intangible assets, the Company typically uses the income method. This method starts with a forecast of all of the expected future net cash flows for each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry.
Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
For acquisitions involving additional consideration to be transferred to the selling parties in the event certain future events occur or conditions are met (“contingent consideration”), the Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the business combination. Contingent consideration meeting the criteria to be classified as equity in the consolidated balance sheets is not remeasured, and its subsequent settlement is recorded within stockholders’ equity. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with any changes in fair value recognized in the Company’s consolidated statements of operations.
Deferred Rent: Operating leases rent expense is recognized on a straight-line basis over the terms of the leases and the difference between cash rent payments and recognized rent expense is recorded as a deferred rent liability. Landlord-funded leasehold improvements are also recorded as deferred rent liabilities and amortized as a reduction of rent expense over the non-cancelable term of the related operating lease. The Company may receive rent holidays and other incentives. The Company

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payments such as rent holidays that defer the commencement date of required payments.
Cost of Revenues: Cost of subscription and support revenues consists of costs related to hosting the Company’s software solution and employee-related costs, including stock-based compensation expenses and allocated overhead associated with customer support. Cost of professional services and other revenues consist of employee-related costs associated with these services, including stock-based compensation expenses, and allocated overhead, and the cost of subcontractors. Allocated overhead includes costs such as information technology infrastructure, rent and occupancy charges, along with employee benefit costs, and taxes based upon a percentage of total compensation expense. As such, general overhead expenses are reflected in each cost of revenues and operating expenses category.
Advertising: Advertising costs are expensed as incurred and consist of advertising, third-party marketing, branded marketing, and conference and event expenses. Advertising expenses are recorded in sales and marketing expenses in the consolidated statements of operations and were $1.8 million, $3.7 million, and $3.1 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively.
Income Taxes: Deferred income taxes are determined using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are also recorded for any tax attribute, such as net operating losses. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates on the date of enactment within income tax expense. The Company reflects the expected amount of income taxes to be paid or refunded during the year as current income tax expense or benefit, as applicable.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
The Company follows the accounting standards on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the consolidated financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the tax position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the benefit having a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses de-recognition, classification, interest, and penalties on income taxes, and accounting interim periods.
When and if applicable, potential interest and penalties are accrued as incurred, within income tax expense.
Other Comprehensive Income (Loss): Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and includes unrealized gains and losses on foreign currency translation adjustments.
Foreign Currency Exchange: The functional currency of the Company’s foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss recorded in foreign currency translation line item. Foreign currency transaction gains and losses due to remeasurement are included in other expense in the consolidated statements of operations and were $0.1 million, $0.04 million, and $1.5 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively, primarily related to various intercompany loans. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.
Stock-Based Compensation: As further described in Note 11, the Company records compensation expense associated with stock options and other equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company establishes fair value as the measurement objective in accounting for share-based payment transactions with employees and recognizes expense on a straight-line basis over the applicable vesting period.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Basic and Diluted Loss per Common Share: Basic loss per share is calculated by dividing the net loss attributable to nCino, Inc. by the weighted-average number of shares of common stock outstanding for the period.
Diluted loss per share is calculated by giving effect to all potentially dilutive common stock, which is comprised of stock options and restricted stock units, when determining the weighted-average number of common shares outstanding. For purposes of the diluted loss per share calculation, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recently Adopted Accounting Guidance:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, and early adoption is permitted. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The Company adopted the standard effective February 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The Company prospectively adopted the standard effective February 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities, which addresses the cost and complexity of financial reporting associated with consolidation of variable interest entities (“VIE”). ASU 2018-17 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020, with early adoption permitted. The new guidance must be applied on a retrospective basis as a cumulative-effect adjustment as of the date of adoption. The adoption of this standard did not impact the Company’s consolidated financial statements or related disclosures upon adoption because the Company did not, and currently does not, have any indirect interests through related parties under common control for which it receives decision-making fees.
Recent Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is planning to adopt this ASU beginning February 1, 2021. The Company expects that the adoption of this ASU will impact its consolidated balance sheets as most of its operating lease commitments will be subject to the new standard and recognize as right-of-use assets and corresponding operating lease liabilities upon the adoption of this ASU, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption. The Company intends to adopt the standard following the alternative transition method in which the Company is not required to restate or disclose the effects of applying this ASU for comparative

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
periods. The Company intends to elect the package of practical expedients which permits the Company to not reassess our prior conclusions pertaining to lease identification, lease classification, and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements. In addition, the Company expects to elect ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities for short term leases, leases with an original term of twelve months or less. The Company also currently expects to apply the practical expedient to not separate lease and non-lease components. The Company expects the adoption of this standard to result in the recording of additional right-of-use assets and lease liabilities in the range of approximately $10.0 million to $12.0 million and in the range of approximately $11.0 million to $13.0 million, respectively, as of February 1, 2021. The difference between the additional right-of-use assets and lease liabilities is the reclassification of deferred rent on the Company's consolidated balance sheet at the date of adoption. The Company does not expect the standard to impact the consolidated statements of operations, comprehensive loss or the consolidated statements of cash flows. Upon the adoption of this standard our current financing obligation will remain a financing obligation.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is planning to adopt this ASU beginning February 1, 2021. The Company does not expect adoption will have a material impact on the Company’s financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is planning to adopt this ASU beginning February 1, 2021. The Company does not expect adoption will have a material impact on the Company’s financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company is planning to adopt this ASU beginning February 1, 2021. The Company does not expect adoption will have a material impact on the Company’s financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of January 31, 2021, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.4 million at January 31, 2021.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Balance, as of January 31, 2019	$—
Investment by redeemable non-controlling interest	4,513
Net loss attributable to redeemable non-controlling interest	(141)
Foreign currency translation	(16)
Adjustment to redeemable non-controlling interest	—
Balance, as of January 31, 2020	4,356
Net loss attributable to redeemable non-controlling interest	(1,130)
Foreign currency translation	169
Adjustment to redeemable non-controlling interest	396
Balance, as of January 31, 2021	$3,791
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
The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value as of January 31, 2020 and January 31, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2020 and January 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$67,119	$—	$—
Total assets	$67,119	$—	$—
Liabilities:
Contingent consideration (included in other long-term liabilities)	$—	$—	$195
Total liabilities	$—	$—	$195

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

	Fair value measurements on a recurring basis as of January 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$332,541	$—	$—
Total assets	$332,541	$—	$—
Liabilities:
Contingent consideration (included in other accrued expenses)	$—	$—	$—
Total liabilities	$—	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The Company added contingent consideration, a Level 3 measurement, on October 18, 2019 with the acquisition of FinSuite Pty Ltd ("FinSuite"). Changes in fair value of the contingent consideration are recorded in the consolidated statements of operations within other income. The Company’s contingent consideration is valued using a probability weighted discounted cash flow analysis. A reconciliation of the balance for contingent consideration obligations for the fiscal years ended January 31, 2020 and 2021 is as follows:

Balance, as of January 31, 2019	$—
Acquisitions	197
Change in fair value	—
Translation adjustments	(2)
Balance, as of January 31, 2020	195
Acquisitions	—
Change in fair value	—
Translation adjustments	17
Payments of contingent consideration	(212)
Balance, as of January 31, 2021	$—
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
United States	$87,328	$127,192	$180,923
International	4,206	10,988	23,370
	$91,534	$138,180	$204,293
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2020 and January 31, 2021:

	As of January 31,
	2020	2021
Trade accounts receivable	$32,686	$53,272
Unbilled accounts receivable	1,425	1,814
Allowance for doubtful accounts	—	(88)
Other accounts receivable	94	519
Total accounts receivable, net	$34,205	$55,517
Deferred Revenue and Remaining Performance Obligation
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the fiscal year ended January 31, 2021, $58.9 million of revenues were recognized out of the deferred revenue balance as of January 31, 2020.
Transaction price allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which includes deferred revenue and unbilled amounts that will be recognized as revenues in future periods. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals, average contract terms, and foreign currency exchange rates. The Company applies practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint.
Remaining performance obligations were $600.9 million as of January 31, 2021. The Company expects to recognize approximately 60% of its remaining performance obligation as revenues in the next 24 months, approximately 33% more in the following 25 to 48 months, and the remainder thereafter.
Costs Capitalized to Obtain Revenue Contracts
During the fiscal years ended January 31, 2020 and 2021, we amortized $3.2 million and $4.7 million of capitalized contract acquisition costs within sales and marketing expense, respectively. We did not incur any impairment losses.
Capitalized contract acquisition costs were $10.6 million and $15.1 million as of January 31, 2020 and January 31, 2021, of which $7.0 million and $10.2 million was long-term in the consolidated balance sheets, respectively. The remaining balance of the capitalized costs to obtain contracts was current.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31,
	2020	2021
Furniture and fixtures	$5,279	$6,706
Computers and equipment	3,907	5,039
Buildings	—	16,300
Leasehold improvements	8,436	11,581
Construction-in-progress	2,055	277
	19,677	39,903
Less accumulated depreciation	(6,200)	(9,960)
	$13,477	$29,943
The Company recognized depreciation expense as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
Cost of revenues	$534	$949	$1,297
Sales and marketing	368	739	1,076
Research and development	383	835	1,347
General and administrative	173	338	506
Total depreciation expense	$1,458	$2,861	$4,226
In November 2020, the Company entered into a new lease agreement with a new lessor for our headquarters. As a result of a purchase option in the lease, the Company has deemed continuing involvement and is considered for accounting purposes to be the owner. As such, the Company has capitalized the building with a corresponding current and noncurrent financing obligation liability. See Note 14 "Commitments and Contingencies" for additional details including future commitments.
Note 7. Business Combinations
Visible Equity, LLC
On July 8, 2019, the Company acquired all outstanding membership interests of Visible Equity, LLC (“Visible Equity”) which provides financial analytics, portfolio management, and compliance solutions to banks and credit unions. The Company acquired Visible Equity for its product offerings and the domain expertise of its employees. Visible Equity is headquartered in Salt Lake City, Utah. The Company has included the financial results of Visible Equity in the consolidated statements of operations from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.8 million and were primarily recorded in general and administrative expenses for the fiscal year ended January 31, 2020.
The acquisition-date fair value of the consideration transferred is as follows:

Total Consideration
Cash consideration to members	$49,428
Voting common stock issued (1,438,805 shares)	23,812
Total consideration	$73,240

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The fair value of the Company’s voting common stock was determined by management to be $16.55 per share with the assistance of a third-party valuation specialist.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value
Cash and cash equivalents	$1,209
Accounts receivable	1,177
Other current and noncurrent assets	574
Intangible assets	25,500
Goodwill	46,584
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(1,804)
Net assets acquired	$73,240
The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The measurement period ended one year from the acquisition date.
The following table sets forth the components of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$3,800	4 years
Customer relationships	21,600	13 years
Trademarks	100	< 1 year
Total intangible assets subject to amortization	$25,500
Developed technology represents the fair value of Visible Equity’s technology. Customer relationships represent the fair value of the underlying relationships with Visible Equity’s customers. Trademarks represent the fair value of Visible Equity’s company name.
Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is expected to be deductible for tax purposes.
The results of operations of Visible Equity since the acquisition are included in our consolidated statements of operations for the fiscal years ended January 31, 2020 and 2021. The revenues and results of operations attributable to Visible Equity for the period from the date of acquisition, July 8, 2019 through January 31, 2020, were $5.6 million and a $1.7 million loss, respectively.
FinSuite Pty Ltd
On October 18, 2019, the Company, through its wholly-owned subsidiary, nCino APAC Pty Ltd, acquired all of the outstanding shares of FinSuite. The Company acquired FinSuite to enhance the Company’s data recognition capabilities, including of complex, unstructured data. FinSuite is headquartered in Melbourne, Australia. The Company has included the financial results of FinSuite in the consolidated statements of operations from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.3 million and are included in general and administrative expenses in the consolidated statements of operations for the fiscal year ended January 31, 2020.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of the Company’s voting common stock was determined by management to be $21.75 per share based upon the transaction price of the Company’s capital raise in September 2019, which is indicative of an observable price in the Company’s principal market at the time of acquisition.
Contingent consideration included two tranches of earn-out arrangements based upon the attainment of post-acquisition product development milestones. The first tranche included an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of common stock (together, the “Initial Tranche Earn-Out”). The Initial Tranche Earn-Out was conditioned upon the development of a stated product in accordance with mutually agreed upon functional requirements within a certain period from the date of acquisition. The second tranche included an earn-out opportunity of $0.1 million of cash and the issuance of 142,846 shares of common stock (together, the “Final Tranche Earn-Out”). The Final Tranche Earn-Out was conditioned upon a customer’s use of the stated product in a production environment according to the mutually agreed upon functional requirements within a certain period from the date of acquisition. The Final Tranche Earn-Out was not conditioned upon the achievement of the Initial Tranche Earn-Out.
The fair value of the contingent consideration at the date of acquisition, approximately $6.0 million, was determined based upon a probability-weighted discounted cash flow model. The cash portion of the contingent consideration of $0.2 million is included in other long-term liabilities and other accrued expenses in the accompanying consolidated balance sheet as of January 31, 2020 and January 31, 2021, respectively. The share portion of the contingent consideration was recorded as of the acquisition date and is reflected as a component of stockholders’ equity in the accompanying consolidated balance sheet as of January 31, 2020 and January 31, 2021.
The Initial Tranche Earn-Out was earned during the quarter ended October 31, 2020 and the Final Tranche Earn-Out was earned in November 2020. The Company paid $0.2 million for the cash portion of the contingent consideration and issued 285,692 shares of common stock for the common stock contingent consideration for the Initial Tranche Earn-Out and Final Tranche Earn-Out in November 2020.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value
Cash and cash equivalents	$17
Accounts receivable	78
Other current and noncurrent assets	301
Intangible assets	2,376
Goodwill	9,405
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(666)
Net assets acquired	$11,511
The transaction was accounted for using the acquisition method and, as a result, assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Any excess consideration over the fair value of the assets acquired and liabilities assumed was recognized as goodwill. The measurement period ended one year from the acquisition date.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The following table sets forth the components of identifiable intangible assets and their estimated useful lives over which the acquired intangible assets will be amortized on a straight-line basis, as this approximates the pattern in which economic benefits of the assets are consumed as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$2,244	4 years
Customer relationships	107	13 years
Trademarks	25	< 1 year
Total intangible assets subject to amortization	$2,376
Developed technology represents the fair value of FinSuite’s technology. Customer relationships represent the fair value of the underlying relationships with FinSuite’s customers. Trademarks represent the fair value of FinSuite’s company name.
Goodwill is mainly attributable to synergies expected from the acquisition and assembled workforce and is not expected to be deductible for tax purposes.
The results of operations of FinSuite since the acquisition are included in the Company’s consolidated statements of operations for the fiscal years ended January 31, 2020 and 2021. The revenues and results of operations attributable to FinSuite for the period from the date of acquisition, October 18, 2019 through January 31, 2020, were $0.8 million and $0.3 million income, respectively.
The pro forma statements of operations for the years ended January 31, 2019 and January 31, 2020, shown in the table below, give effect to the Visible Equity and FinSuite acquisitions, described above, as if they had occurred on February 1, 2018. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Visible Equity and FinSuite to reflect the intangible amortization, stock-based compensation, and related items, and the adjustments to acquired deferred revenue that would have occurred assuming the fair value adjustments had been applied and incurred since February 1, 2018. This pro forma data is presented for informational purposes only and is not indicative of future results of operations. The table below shows the pro forma statements of operations for the respective years ending January 31:

	(Unaudited)
	January 31,
	2019	2020
Revenues	$102,224	$142,958
Net loss attributable to nCino, Inc.	(24,954)	(27,647)
Note 8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $55.8 million and $57.1 million as of January 31, 2020 and January 31, 2021, respectively. The change in the carrying amounts of goodwill was as follows:

Balance, as of January 31, 2019	$—
Acquisitions	55,989
Translation adjustments	(149)
Balance, as of January 31, 2020	55,840
Acquisitions	—
Translation adjustments	1,309
Balance, as of January 31, 2021	$57,149

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2020			As of January 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (Years)
Acquired developed technology	$6,008	$(695)	$5,313	$6,320	$(2,295)	$4,025	2.5
Customer relationships	21,706	(937)	20,769	21,721	(2,609)	19,112	11.4
Trademarks	125	(114)	11	128	(128)	—	0.0
	$27,839	$(1,746)	$26,093	$28,169	$(5,032)	$23,137	9.9
The Company recognized amortization expense as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
Cost of subscription revenues	$—	$697	$1,525
Sales and marketing	—	937	1,670
General and administrative	—	114	10
Total amortization expense	$—	$1,748	$3,205
The expected future amortization expense for intangible assets as of January 31, 2021 is as follows:

Fiscal Year Ending January 31,
2022	$3,250
2023	3,250
2024	2,538
2025	1,670
2026	1,670
Thereafter	10,759
$23,137
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 9. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the fiscal years ended January 31, 2019, 2020, and 2021 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $15.4 million, $22.8 million, and $34.8 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively. See also Note 15.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 10. Stockholders’ Equity
A summary of the rights and key provisions affecting each class of the Company’s stock as of January 31, 2021, is as follows:
Preferred Stock: The Board of Directors is authorized to establish one or more series of preferred stock and to fix the number of shares constituting such series and the designation of such series, including the voting powers, preferences, limitations, restrictions, and other special rights thereof.
Common stock: Pursuant to the fourth certificate of amendment to the Company's third amended and restated certificate of incorporation dated July 6, 2020, each share of voting and non-voting common stock issued and outstanding prior to the effectiveness was reclassified into a single class of stock designated as common stock which has one vote per share. Subsequent to the effectiveness of the Company's amended and restated certificate of incorporation, the Company's common stock consists of 500,000,000 authorized shares, par value $0.0005 per share and the Company's preferred stock consists of 10,000,000 authorized shares, par value $0.001 per share.
At January 31, 2021, the Company committed a total of 22,567,317 shares of common stock for future issuance as follows:

Issued and outstanding stock options	5,467,012
Nonvested issued and outstanding restricted stock units ("RSUs")	1,848,296
Possible issuance under stock plans	15,252,009
22,567,317
Note 11. Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans: the nCino, Inc. 2014 Omnibus Stock Ownership and Long-Term Incentive Plan (“2014 Plan”) and the 2019 Amended and Restated Equity Incentive Plan (“2019 Plan”), collectively referred to as the “Incentive Plans.” Under the 2014 Plan, the Board of Directors had allotted 15,025,666 shares of common stock for incentive options or non-qualified options as of January 31, 2021. Non-qualified options may be granted to Company employees, non-employee directors, and consultants. The exercise price of options is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the Company’s common stock on the date of the grant. The options generally vest in one of two ways:
•In equal annual installments over four years from the grant date.
•Upon a change in control transaction (with respect to certain Incentive Plan participants).
All options expire ten years from the grant date and, with respect to certain Incentive Plan participants, provide for accelerated vesting if there is a change in control of the Company.

In July 2019, the Company established the 2019 Equity Incentive Plan for the issuance of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards.
In connection with the IPO, our Board of Directors adopted and our stockholders approved the 2019 Plan which amended and restated the 2019 Equity Incentive Plan. All awards shall be granted within ten years from the effective date of the 2019 Plan and can only be granted to employees, officers, directors, and consultants and generally vest over four years.
Under the 2019 Plan, the number of available shares was increased to 15,250,000, plus an annual increase added on the first day of each fiscal year, beginning with the fiscal year ending January 31, 2022, and continuing until, and including,

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
the fiscal year ending January 31, 2031. The annual increase will be equal to the lesser of (i) 5% of the number of shares issued and outstanding as of January 31 of the immediately preceding fiscal year and (ii) an amount determined by the Company's Board of Directors. The Company ceased granting awards under the 2014 Plan during the fiscal year ended January 31, 2020, and all shares that remained available for issuance under the 2014 Plan were transferred to the 2019 Plan prior to the closing of the IPO. Additionally, the number of shares available under the 2019 Plan shall be increased by the number of shares outstanding under the 2014 Plan that expire, terminate or are canceled without having been exercised or settled in full. The 2014 Plan governs outstanding awards granted prior to the adoption of the 2019 Plan.
Restricted stock units (“RSU”) issued prior to our IPO were subject to time-based and performance-based vesting conditions. RSUs issued subsequent to our IPO vest upon the satisfaction of a time-based condition only. RSUs are generally earned over a service period of four years. The compensation expense related to these awards is based on the grant date fair value of the RSUs and is recognized on a ratable basis over the applicable service period.
As of January 31, 2021, the Company had stock options outstanding under the 2014 Plan and the 2019 Plan had stock options and RSUs outstanding.
Stock Options
The calculated value of each option award is estimated at the date of grant using the Black-Scholes option valuation model that utilizes the assumptions included in the table below. The Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of four years. Stock-based expenses are recognized net of estimated forfeiture activity. The estimated forfeiture rate applied is based on historical forfeiture rates. The expected term assumption, using the simplified method, reflects the period for which the Company believes the option will remain outstanding. The Company determined the volatility of its stock by looking at the historic volatility of its peer companies. The risk-free rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant. The assumptions utilized for the fiscal years ended January 31, 2019 and 2020 are as follows:

	Fiscal Year Ended January 31,
	2019	2020
Expected life (in years from vesting)	6.25	6.10 - 6.25
Expected volatility	40% - 41%	40%
Expected dividends	0.00%	0.00%
Risk-free rate	2.07% - 2.27%	1.63% - 2.59%
The grant date weighted average calculated fair value of options issued, net of forfeitures, was $5.36 and $6.74 per share for the fiscal years ended January 31, 2019 and 2020, respectively. There were no stock options granted for the fiscal year ended January 31, 2021.
Stock option activity for the fiscal year ended January 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding, January 31, 2020	7,837,023	$5.39	6.54	$126,245
Granted	—	—
Expired or forfeited	(61,312)	11.72
Exercised	(2,308,699)	3.79		142,933
Outstanding, January 31, 2021	5,467,012	$6.00	5.78	$359,193
Exercisable, January 31, 2021	3,925,007	$4.71	5.36	$262,927
Fully vested or expected to vest, January 31, 2021	5,436,172	$5.98	5.77	$357,267

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The total intrinsic value of options exercised during the fiscal years ended January 31, 2019, 2020, and 2021 was $32.4 million, $7.6 million, and $142.9 million, respectively. Aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the option exercise price and the estimated fair value of the Company’s common stock at the time such option exercises. This intrinsic value changes based on changes in the fair value of the Company’s underlying stock.
On June 26, 2019, the Company entered into a separation agreement with an executive. The agreement resulted in a modification of the former employee's 334,840 outstanding stock options to purchase voting common stock, which accelerated certain vesting and extended the exercise period, resulting in the recognition of $1.2 million of additional stock-based compensation expense for the year ended January 31, 2020.
As of January 31, 2021, there was $3.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 and 2019 Plans. That cost is expected to be recognized over a weighted average period of 1.88 years.
Restricted Stock Units
RSU activity during the fiscal year ended January 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2020	948,119	$21.75
Granted	1,170,748	22.30
Vested	(253,042)	21.72
Forfeited	(17,529)	25.59
Nonvested, January 31, 2021	1,848,296	$22.07
The weighted average grant date fair value for RSUs granted during the fiscal years ended January 31, 2019, 2020, and 2021 was $0.00, $21.75, and $22.30.
The total fair value of RSUs vested for the fiscal years ended January 31, 2019, 2020, and 2021 was $0.0 million, $0.0 million, and $5.5 million.
The RSUs granted prior to the IPO vest upon the satisfaction of both a time-based, generally over 4 years, vesting 25% annually, and liquidity event-based vesting condition. For RSUs granted to the non-employee members of the Board of Directors, some vest in less than a year, some annually and some over three years. The liquidity event-based condition was satisfied upon the IPO and the Company recognized an expense of $12.2 million in cost of revenues and operating expenses for RSUs as of that date, using the accelerated attribution recognition method for the fiscal year ended January 31, 2021.
As of January 31, 2021, total unrecognized compensation expense related to non-vested RSUs was $24.8 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. The weighted-average period to be recognized is 3.15 years.
Employee Stock Purchase Plan
In July 2020, the Board of Directors adopted and stockholders approved the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the closing of the IPO. The ESPP includes two components, one component is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code (the "Code) and a component that does not qualify as an "employee stock purchase plan" under Section 423 of the Code. The ESPP initially reserved and authorized the issuance of up to a total of 1,800,000 shares of common stock to participating employees. The aggregate number of shares of the Company's common stock under the ESPP will automatically increase on the first day of each fiscal year, beginning with the first fiscal year ending January 31, 2022 and continuing until the fiscal year ended January 31, 2031, by an amount equal to the lesser of (i) 1% of the shares of the Company's common stock

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
issued and outstanding on January 31 of the immediately preceding fiscal year, (ii) 1,800,000 shares of the Company's common stock or (iii) an amount determined by the Board of Directors. As of January 31, 2021, 1,800,000 shares of common stock remain available for grant under the ESPP.
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
Note 12. Income Taxes
The components of loss before income tax expense by domestic and foreign jurisdictions were as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
United States	$(17,333)	$(20,547)	$(33,478)
Foreign	(4,779)	(6,602)	(7,206)
Loss before income tax expense	$(22,112)	$(27,149)	$(40,684)
The provision for income taxes consisted of the following:

	Fiscal Year Ended January 31,
	2019	2020	2021
Current income tax expense:
Federal	$—	$—	$—
State	—	21	14
Foreign	194	410	402
Total current income tax expense	194	431	416
Deferred income tax expense (benefit):
Federal	—	76	132
State	—	56	101
Foreign	—	23	(63)
Total deferred income tax expense	—	155	170
Total income tax expense	$194	$586	$586

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense are summarized as follows:

	Fiscal Year Ended January 31,
	2019	2020	2021
Income tax benefit at statutory rate of 21% for 2019, 2020, and 2021	21.0%	21.0%	21.0%
State income tax benefit (expense), net of federal impact	6.0	(0.5)	(0.3)
Changes in valuation allowance	(52.6)	(12.2)	(69.3)
Stock-based compensation	26.0	(0.1)	59.9
Executive compensation	0.0	0.0	(12.6)
Transaction costs	0.0	0.0	(1.0)
Foreign rate differential	(0.4)	(0.4)	0.9
Nondeductible expenses	(0.8)	(0.8)	(0.2)
Impacts of adoption of the new revenue standard	0.0	(8.8)	0.0
Other	(0.1)	(0.4)	0.2
	(0.9)%	(2.2)%	(1.4)%
Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	As of January 31,
	2020	2021
Deferred tax assets:
Net operating losses	$35,608	$67,019
Equity compensation	1,655	4,605
Financing obligation	—	4,075
Reserves and accruals	1,156	2,804
Deferred revenue	151	514
Deferred rent	416	415
Transaction costs	311	—
Depreciation	126	—
Other	238	529
Total deferred tax assets	39,661	79,961
Less valuation allowance	(36,425)	(70,056)
Total deferred tax assets, net of valuation allowances	3,236	9,905
Deferred tax liabilities:
Depreciation	—	(5,582)
Contract acquisition costs	(2,568)	(3,659)
Intangible assets	(316)	(652)
Remaining performance obligations	(497)	(331)
Other	(49)	(45)
Total deferred tax liabilities	(3,430)	(10,269)
Net deferred tax liabilities	$(194)	$(364)

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The net deferred tax asset (liability) was included in the consolidated balance sheets as follows:

	As of January 31,
	2020	2021
Other long-term assets	$—	$4
Deferred income taxes, noncurrent	(194)	(368)
Net deferred tax liabilities	$(194)	$(364)
The Company continually assesses the realizability of its deferred tax assets based on an evaluative process that considers all available positive and negative evidence. The Company has established a valuation allowance in the amount of $36.4 million and $70.1 million as of January 31, 2020 and 2021, respectively, because the Company believes it is not more likely than not the deferred tax asset in jurisdictions excluding several foreign jurisdictions will be realized. The valuation allowance change, primarily comprised of U.S. federal and state jurisdictions, increased by $33.6 million for the fiscal year ended January 31, 2021.
The Company maintains its assertion of the Company’s intent for certain foreign earnings to be indefinitely reinvested. As of January 31, 2021, the Company has not recorded taxes on approximately $2.9 million of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries. The Company generally does not provide for taxes related to the Company’s undistributed earnings because such earnings either would not be taxable when remitted or they are indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a tax liability will be recognized, which could include other taxes such as withholding tax. The determination of the amount of the unrecognized tax liability is directly influenced by the Company’s net operating loss and valuation allowance position in the U.S. If the Company were to repatriate the undistributed earnings, the tax liability is $0.1 million.
As of January 31, 2021, for U.S. federal income tax purposes, the Company has net operating loss carryforwards of approximately $79.4 million, which begin to expire in the fiscal years ended 2034 through 2039, and $170.9 million which does not have an expiration period. For U.S. state income tax purposes, the Company has net operating loss carryforwards of approximately $175.3 million, which expire beginning in the fiscal years ended 2023 through 2042, and $29.3 million which does not have an expiration period. For international income tax purposes, the Company has net operating loss carryforwards of approximately $21.0 million that do not expire, with the exception of $2.4 million, which will begin to expire in the fiscal year ended 2031. The Company currently does not have any limitations on net operating loss carryforwards due to the change in ownership provisions of the Tax Reform Act of 1986.
The Company is subject to taxation in the U.S. federal and various state and foreign jurisdictions. As of January 31, 2021, the Company is no longer subject to U.S. federal and state examinations by tax authorities for tax years prior to 2017. However, amounts reported as net operating losses and tax credit carryforwards from these tax periods remain subject to review by most tax authorities.
The Company recognizes the income tax benefits of any uncertain tax positions only when, based upon the technical merits of the position, it is more likely than not that the position is sustainable upon examination. With the information available, the Company has performed an analysis and as of January 31, 2020 and 2021, the Company has not recognized any unrecognized tax benefits, interest or penalties for any income tax positions.
Note 13. Defined Contribution Plan
The Company has a 401(k) plan for its employees in the United States who meet the plan requirements. The Company, at its discretion, may make matching contributions. Employees are immediately vested in their contributions. The Company also has a Registered Retirement Savings Plan covering all eligible employees in Canada. Employer contributions for the fiscal years ended January 31, 2019, 2020, and 2021 were $0.1 million, $0.9 million, and $2.1 million, respectively.

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 14. Commitments and Contingencies
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028 and require various minimum annual rentals. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. If the Company were to exercise any options to renew, contained in some of these agreements, the Company's future contractual obligations would change.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses, entered into in the ordinary course of business.
Financing Obligation
The Company entered into a new lease agreement for our headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of our headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. The Company also entered into an agreement for a parking deck in January 2021 which is an addition to the existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $18.0 million. Upon completion of the parking deck, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The construction in progress and corresponding construction liability at January 31, 2021 was de minimis.
Purchase commitments and future minimum lease payments required under operating leases and financing obligation at January 31, 2021 is as follows:

Fiscal Year Ending January 31,	Purchase commitments	Operating lease obligations	Financing obligation - leased facility
2022	$2,372	$2,445	$1,388
2023	1,555	1,937	1,420
2024	836	1,942	1,451
2025	33	1,630	1,484
2026	5	1,679	1,517
Thereafter	2	2,544	17,024
Total	$4,803	$12,177	$24,284
Residual financing obligation and asset			3,339
Less: amount representing interest			(11,360)
Financing obligation			$16,263
Total lease and purchase commitment expense, inclusive of contracts less than a year, amounted to $5.8 million, $8.7 million, and $11.4 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively.
Indemnification
In the ordinary course of business, the Company generally includes standard indemnification provisions in its arrangements with third parties, including vendors, customers, and the Company’s directors and officers. Pursuant to these

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any material liabilities related to such obligations in the accompanying consolidated financial statements.
Legal Proceedings
On February 23, 2021, the Company and certain of its officers and other employees were served with grand jury subpoenas wherein the Antitrust Division of the Department of Justice is seeking documents and information in connection with an investigation of the Company’s hiring and wage practices under U.S. federal antitrust laws. The Company has retained outside counsel and is fully cooperating with the authorities. Although there can be no assurance with respect to the outcome of this matter, the Company believes its hiring and wage practices do not violate antitrust laws.
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina. The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. and Apiture LLC not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
The Company does not presently believe the above matters will have a material adverse effect on its day-to-day operations or the quality of the services, products or innovation it continues to provide to its customers.
Given the uncertainty and preliminary stages of these matters, we cannot reasonably estimate any possible loss or range of loss that may result.
Note 15. Related-Party Transactions
The Company’s main vendor is also an equity holder in the Company. Total payments related to the agreement with the related party are disclosed in Note 9. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement with the related party for the purchase of services. In December 2020, this agreement was renewed for one year and expires in December 2021. Total payments to the related party for these services recorded to expenses were $0.8 million, $1.1 million, and $1.2 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively and $1.1 million and $1.3 million were in prepaid expenses and other current assets as of January 31, 2020 and January 31, 2021, respectively. Accounts payable to the related party were $3.3 million and $4.4 million at January 31, 2020 and January 31, 2021, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020, certain equity holders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented through April 30, 2020 only. Included in revenues from three equity holders, who are also customers of the Company, is $9.9 million, $8.4 million, and $2.8 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively. Deferred revenue, current portion, related parties was $8.0 million as of January 31, 2020. Accounts receivable, related parties was $9.2 million as of January 31, 2020.
The Company has a banking relationship with one of its former equity holders who was considered a related party. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equity holder are accordingly presented as a related party through April 30, 2020, only. Included in interest income is $0.9 million, $0.7 million, and $0.1 million for the fiscal years ended January 31, 2019, 2020, and 2021, respectively.
The Company entered into an agreement with one of its equity holders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In October 2020, the agreement

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
was extended for an additional three years. As of January 31, 2021, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020, only. For the fiscal years ended January 31, 2019, 2020, and 2021, $1.7 million, $0.06 million, and $0.0 million was spent, respectively.
Note 16. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the fiscal years ended January 31, 2019, 2020, and 2021 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2019	2020	2021
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(22,306)	$(27,594)	$(40,536)
Denominator
Weighted-average common shares outstanding	74,593,709	78,316,794	87,678,323
Basic and diluted loss per share attributable to nCino, Inc.	$(0.30)	$(0.35)	$(0.46)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Fiscal Year Ended January 31,
	2019	2020	2021
Stock options issued and outstanding	8,206,926	7,837,023	5,467,012
Nonvested RSUs issued and outstanding	—	948,119	1,848,296

nCino, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 17. Selected Quarterly Financial Data (Unaudited)
Selected summarized quarterly financial information for the fiscal years ended January 31, 2020 and 2021 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Fiscal Year
Fiscal Year Ended January 31, 2020
Revenues	$29,836	$31,978	$37,862	$38,504	$138,180
Cost of revenues	14,038	14,770	16,889	18,373	64,070
Gross profit	15,798	17,208	20,973	20,131	74,110
Operating expenses:
Sales and marketing	8,015	10,453	12,602	13,370	44,440
Research and development	7,366	8,272	9,534	10,132	35,304
General and administrative	3,909	6,430	5,557	6,640	22,536
Total operating expenses	19,290	25,155	27,693	30,142	102,280
Loss from operations	(3,492)	(7,947)	(6,720)	(10,011)	(28,170)
Total other income (expense), net	209	(353)	789	376	1,021
Loss before income tax expense	(3,283)	(8,300)	(5,931)	(9,635)	(27,149)
Income tax expense	136	202	158	90	586
Net loss	(3,419)	(8,502)	(6,089)	(9,725)	(27,735)
Net loss attributable to non-controlling interest	—	—	(60)	(81)	(141)
Net loss attributable to nCino, Inc.	$(3,419)	$(8,502)	$(6,029)	$(9,644)	$(27,594)
Basic and diluted net loss per share attributable to nCino, Inc.	$(0.05)	$(0.11)	$(0.08)	$(0.12)	$(0.35)
Fiscal Year Ended January 31, 2021
Revenues	$44,712	$48,765	$54,229	$56,587	$204,293
Cost of revenues	18,866	22,587	22,514	24,168	88,135
Gross profit	25,846	26,178	31,715	32,419	116,158
Operating expenses:
Sales and marketing	12,226	15,626	14,175	17,704	59,731
Research and development	10,965	15,292	15,077	16,929	58,263
General and administrative	6,926	10,953	11,251	11,642	40,772
Total operating expenses	30,117	41,871	40,503	46,275	158,766
Loss from operations	(4,271)	(15,693)	(8,788)	(13,856)	(42,608)
Total other income (expense), net	(364)	1,172	(182)	1,298	1,924
Loss before income tax expense	(4,635)	(14,521)	(8,970)	(12,558)	(40,684)
Income tax expense	197	203	309	(123)	586
Net loss	(4,832)	(14,724)	(9,279)	(12,435)	(41,270)
Net loss attributable to non-controlling interest	(176)	(232)	(292)	(430)	(1,130)
Adjustment attributable to redeemable non-controlling interest	113	154	76	53	396
Net loss attributable to nCino, Inc.	$(4,769)	$(14,646)	$(9,063)	$(12,058)	$(40,536)
Basic and diluted net loss per share attributable to nCino, Inc.	$(0.06)	$(0.17)	$(0.10)	$(0.13)	$(0.46)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at January 31, 2021, the last day of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at January 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference from the sections entitled “Proposal One: Election of Class I Directors Named in this Proxy Statement,” “Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.

Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference from the sections entitled “Director Compensation” and “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policy” from our Proxy Statement relating to our 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of the fiscal year ended January 31, 2021.
PART IV
Item 15. Exhibit and Financial Statement Schedules
1.Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts

Deferred Tax Assets Valuation Allowance

	Fiscal Year Ended January 31,
($ in thousands)	2019	2020	2021
Balance, beginning of period - valuation allowance for deferred tax assets	$21,494	$33,121	$36,425
Additions (reductions) to expense or other accounts	11,627	3,304	33,631
Balance, end of period - valuation allowance for deferred tax assets	$33,121	$36,425	$70,056
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of nCino, Inc.	S-1/A	333-239335	3.1	July 6, 2020
3.2	Form of Amended and Restated Bylaws of nCino, Inc.	S-1/A	333-239335	3.2	July 6, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-239335	4.1	July 6, 2020
4.2	First Amended and Restated Investors’ Rights Agreement, dated February 12, 2015, as amended, among nCino, Inc. and certain holders of its capital stock.	S-1	333-239335	4.2	June 22, 2020
4.3	First Amendment to First Amended and Restated Investors’ Rights Agreement, dated May 25, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.3	July 6, 2020
4.4	Second Amendment to First Amended and Restated Investors’ Rights Agreement, dated November 23, 2016, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.4	July 6, 2020
4.5	Third Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 31, 2017, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.5	July 6, 2020
4.6	Fourth Amendment to First Amended and Restated Investors’ Rights Agreement, dated January 16, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.6	July 6, 2020
4.7	Fifth Amendment to First Amended and Restated Investors’ Rights Agreement, dated July 12, 2018, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.7	July 6, 2020
4.8	Sixth Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 16, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.8	July 6, 2020
4.9	Seventh Amendment to First Amended and Restated Investors’ Rights Agreement, dated September 30, 2019, among nCino, Inc. and certain holders of its capital stock.	S-1/A	333-239335	4.9	July 6, 2020
10.1+	nCino, Inc. 2014 Omnibus Stock Ownership and Long Term Incentive Plan and related form agreements.	S-1	333-239335	10.1	June 22, 2020
10.2+	nCino, Inc. 2019 Amended and Restated Equity Incentive Plan and related form agreements.	S-1/A	333-239335	10.2	July 6, 2020
10.3+	nCino, Inc. Employee Stock Purchase Plan.	S-1/A	333-239335	10.3	July 6, 2020
10.4+	Amended and Restated Employment Agreement with Pierre Naudé.	S-1/A	333-239335	10.4	July 6, 2020
10.5+	Amended and Restated Employment Agreement with David Rudow.	S-1/A	333-239335	10.5	July 6, 2020
10.6+	Amended and Restated Employment Agreement with Joshua Glover.	S-1/A	333-239335	10.6	July 6, 2020
10.7++	Partner Application Distribution Agreement by and between Salesforce and the Company, dated June 19, 2020, as amended.	S-1	333-239335	10.7	June 22, 2020
10.8+	Form of Indemnification Agreement entered into by and between nCino, Inc. and its directors and executive officers.	S-1/A	333-239335	10.8	July 6, 2020

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9	Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020.	8-K	001-39380	10.1	December 2, 2020
10.10	Amendment to Office Lease by and between Wilmington Investors LLC and nCino, Inc., dated November 25, 2020	8-K	001-39380	10.2	December 2, 2020
10.11	Agreement Regarding Exercise and Assignment of Purchase Option among nCino, Inc. and Cloud Real Estate Holdings, LLC, dated November 29, 2020	8-K	001-39380	10.3	December 2, 2020
10.12	First Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated January 27, 2021					X
21.1	List of subsidiaries of nCino, Inc.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Extension Definition					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Management contract, compensatory plan or arrangement.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32. 2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: March 31, 2021	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: March 31, 2021	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pierre Naudé	President and Chief Executive Officer; Director (Principal Executive Officer)	March 31, 2021
Pierre Naudé

/s/ David Rudow	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2021
David Rudow

/s/ Jeanette Sellers	Vice President of Accounting (Principal Accounting Officer)	March 31, 2021
Jeanette Sellers

/s/Steven Collins	Director	March 31, 2021
Steven Collins

/s/ Jon Doyle	Director	March 31, 2021
Jon Doyle

/s/ Jeffrey Horing	Director	March 31, 2021
Jeffrey Horing

/s/ Pam Kilday	Director	March 31, 2021
Pam Kilday

/s/ Spencer Lake	Director	March 31, 2021
Spencer Lake

/s/ Jeffrey Lunsford	Director	March 31, 2021
Jeffrey Lunsford

/s/ William Ruh	Director	March 31, 2021
William Ruh