Form 10-Q
period 2021-04-30
NCINO, INC.
filed 2021-06-02
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 95,434,674 shares of common stock, $0.0005 par value per share, as of May 28, 2021.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2021	April 30, 2021
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $7,425 and $6,254 at January 31, 2021 and April 30, 2021, respectively)	$371,425	$386,515
Accounts receivable, less allowance for doubtful accounts of $88 and $52 at January 31, 2021 and April 30, 2021, respectively	55,517	56,228
Costs capitalized to obtain revenue contracts, current portion, net	4,864	5,033
Prepaid expenses and other current assets	10,425	9,404
Total current assets	442,231	457,180
Property and equipment, net	29,943	35,058
Operating lease right-of-use assets, net	—	10,665
Costs capitalized to obtain revenue contracts, noncurrent, net	10,191	10,296
Goodwill	57,149	57,325
Intangible assets, net	23,137	22,352
Other long-term assets	750	889
Total assets	$563,401	$593,765
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$1,634	$4,382
Accounts payable, related parties	4,363	4,842
Accrued commissions	12,500	3,943
Construction liability, current portion	—	5,097
Other accrued expenses	7,527	7,557
Deferred rent, current portion	203	—
Deferred revenue, current portion	89,141	110,071
Financing obligation, current portion	324	337
Operating lease liabilities, current portion	—	2,540
Total current liabilities	115,692	138,769
Operating lease liabilities, noncurrent	—	9,771
Deferred income taxes, noncurrent	368	429
Deferred rent, noncurrent	1,486	—
Deferred revenue, noncurrent	946	168
Financing obligation, noncurrent	15,939	15,847
Construction liability, noncurrent	—	675
Total liabilities	134,431	165,659
Commitments and contingencies (Notes 8, 12, and 13)
Redeemable non-controlling interest (Note 3)	3,791	3,065
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2021 and April 30, 2021	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2021 and April 30, 2021; 93,643,759 and 95,318,070 shares issued and outstanding as of January 31, 2021 and April 30, 2021, respectively	47	48
Additional paid-in capital	585,956	601,034
Accumulated other comprehensive income	240	161
Accumulated deficit	(161,064)	(176,202)
Total stockholders’ equity	425,179	425,041
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$563,401	$593,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended April 30,
	2020	2021
Revenues
Subscription (related parties $2,439 and $0, respectively)	$34,831	$51,033
Professional services	9,881	11,322
Total revenues	44,712	62,355
Cost of revenues
Subscription[1] (related party $7,510 and $10,569, respectively)	10,099	14,946
Professional services[1]	8,767	11,353
Total cost of revenues	18,866	26,299
Gross profit	25,846	36,056
Operating expenses
Sales and marketing[1]	12,226	18,425
Research and development[1]	10,965	17,425
General and administrative[1]	6,926	15,680
Total operating expenses	30,117	51,530
Loss from operations	(4,271)	(15,474)
Non-operating income (expense)
Interest income	156	57
Interest expense	—	(268)
Other income (expense), net	(520)	267
Loss before income tax expense	(4,635)	(15,418)
Income tax expense	197	187
Net loss	(4,832)	(15,605)
Net loss attributable to redeemable non-controlling interest (Note 3)	(176)	(467)
Adjustment attributable to redeemable non-controlling interest (Note 3)	113	(130)
Net loss attributable to nCino, Inc.	$(4,769)	$(15,008)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.06)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	81,560,762	94,402,265
1Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2021
Cost of subscription revenues	$61	$285
Cost of professional services revenues	266	1,332
Sales and marketing	315	1,753
Research and development	309	1,543
General and administrative	100	2,151
Total stock-based compensation expense	$1,051	$7,064
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2020	2021
Net loss	$(4,832)	$(15,605)
Other comprehensive income (loss):
Foreign currency translation	312	(208)
Other comprehensive income (loss)	312	(208)
Comprehensive loss	(4,520)	(15,813)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(176)	(467)
Foreign currency translation attributable to redeemable non-controlling interest	91	(129)
Comprehensive loss attributable to redeemable non-controlling interest	(85)	(596)
Comprehensive loss attributable to nCino, Inc.	$(4,435)	$(15,217)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2020
	Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 31, 2020	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Exercise of stock options	55,801	—	—	—	122	—	—	122
Stock-based compensation	—	—	—	—	1,051	—	—	1,051
Other comprehensive loss	—	—	—	—	—	221	—	221
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	(113)	—	(4,656)	(4,769)
Balance, April 30, 2020	75,651,808	$38	5,931,319	$3	$289,624	$(187)	$(125,580)	$163,898

	Three Months Ended April 30, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	1,651,343	1	7,884	—	—	7,885
Stock issuance upon vesting of restricted stock units	22,968	—	—	—	—	—
Stock-based compensation	—	—	7,064	—	—	7,064
Other comprehensive loss	—	—	—	(79)	—	(79)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	130	—	(15,138)	(15,008)
Balance, April 30, 2021	95,318,070	$48	$601,034	$161	$(176,202)	$425,041
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2020	2021
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(4,769)	$(15,008)
Net loss and adjustment attributable to redeemable non-controlling interest	(63)	(597)
Net loss	(4,832)	(15,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,743	2,095
Non-cash operating lease costs	—	589
Amortization of costs capitalized to obtain revenue contracts	1,333	1,312
Stock-based compensation	1,051	7,064
Deferred income taxes	30	62
Provision for (recovery of) bad debt	167	(12)
Net foreign currency gains	—	(566)
Change in operating assets and liabilities:
Accounts receivable	(9,463)	(192)
Accounts receivable, related parties	6,395	—
Costs capitalized to obtain revenue contracts	(2,436)	(1,493)
Prepaid expenses and other assets	238	1,076
Accounts payable and accrued expenses and other liabilities	(4,774)	(6,029)
Accounts payable, related parties	362	478
Deferred rent	(31)	—
Deferred revenue	18,630	19,411
Deferred revenue, related parties	16	—
Operating lease liabilities	—	(632)
Net cash provided by operating activities	8,429	7,558
Cash flows from investing activities
Purchases of property and equipment	(1,075)	(522)
Net cash used in investing activities	(1,075)	(522)
Cash flows from financing activities
Payments of deferred costs	(233)	—
Exercise of stock options	122	7,885
Principal payments on financing obligation	—	(79)
Net cash (used in) provided by financing activities	(111)	7,806
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	611	437
Net increase in cash, cash equivalents, and restricted cash	7,854	15,279
Cash, cash equivalents, and restricted cash, beginning of period	91,184	371,425
Cash, cash equivalents, and restricted cash, end of period	$99,038	$386,704

Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$99,038	$386,515
Restricted cash included in other long-term assets	—	189
Total cash, cash equivalents, and restricted cash, end of period	$99,038	$386,704

Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$3	$80
Cash paid during the year for interest	$—	$268
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$394	$5,863
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)

Note 1. Organization and Description of Business
Description of Business: nCino, Inc. is a software-as-a-service ("SaaS") company that provides software applications to financial institutions to streamline employee and client interactions. The Company is headquartered in Wilmington, North Carolina and has offices in Salt Lake City, Utah; London, United Kingdom; Sydney, Australia; Melbourne, Australia; Toronto, Canada; and Tokyo, Japan.
Fiscal Year End: The Company’s fiscal year ends on January 31.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") and applicable rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021. The unaudited condensed consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries, as well as a variable interest entity in which the Company is the primary beneficiary. All intercompany accounts and transactions are eliminated. See the variable interest entity section below and Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest entity.
The Company is subject to the normal risks associated with technology companies that have not demonstrated sustainable income from operations, including product development, the risk of customer acceptance and market penetration of its products and services and, ultimately, the need to attain profitability to generate positive cash resources.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2022 or any future period.
In March 2021, a Certificate of Amendment was filed with the state of Delaware for Visible Equity, LLC ("Visible Equity"), a wholly-owned subsidiary of the Company, to change its name to nCino Portfolio Analytics, LLC. The state of Delaware effected the name change in April 2021.
Effective February 1, 2021, the Company adopted the requirement of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the alternative transition method. Under this method, the Company is not required to restate or disclose the effects of applying this ASU for comparative periods. See the Recently Adopted Accounting Guidance section for the adoption of ASU 2016-02, Leases (Topic 842).
Variable Interest Entity: The Company holds an interest in a Japanese company (“nCino K.K.”) that is considered a variable interest entity ("VIE"). nCino K.K. is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of nCino K.K. as it has the power over the activities that most significantly impact the economic performance of nCino K.K. and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to nCino K.K., in accordance with accounting guidance. As a result, the Company consolidated nCino K.K. and all significant intercompany accounts have been eliminated. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period. Other than the Company’s equity investment, the Company has not provided financial or other support to nCino K.K. that it was not contractually obligated to provide. The assets of the VIE can only be used to settle the obligations of the VIE and the creditors of the VIE do not have recourse to the Company. The assets and liabilities of the VIE were not

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
significant to the Company’s consolidated financial statements except for cash which is reflected on the unaudited condensed consolidated balance sheets. See Note 3 "Variable Interest Entity and Redeemable Non-Controlling Interest" for additional information regarding the Company’s variable interest.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company’s cash and cash equivalents exceeded the Federal deposit insurance limit at January 31, 2021 and April 30, 2021. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2021 and April 30, 2021, no individual customer represented more than 10% of accounts receivable and one customer represented 18%, respectively. For the three months ended April 30, 2020 and 2021, no individual customer represented more than 10% of the Company’s total revenues.
Restricted Cash: Restricted cash consists of deposits held as collateral for the Company's bank guarantees issued in place of security deposits for certain property leases.
Accounts Receivable and Allowances: A receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer. We recognize a contract asset in the form of accounts receivable when we have an unconditional right to payment, and we record a contract asset in the form of unbilled accounts receivable when revenues earned on a contract exceeds the billings. The Company’s standard billing terms are annual in advance. An unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription services and professional services for which the related billings will occur in a future period. Unbilled accounts receivable consists of (i) revenues recognized for professional services performed but not yet billed and (ii) revenues recognized from non-cancelable, multi-year orders in which fees increase annually but for which we are not contractually able to invoice until a future period. Accounts receivable are reported at their gross outstanding balance reduced by an allowance for estimated receivable losses, which includes allowances for doubtful accounts and a reserve for expected credit losses.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company records allowances for doubtful accounts based upon the credit worthiness of customers, historical experience, the age of the accounts receivable, current market and economic conditions, and supportable forecasts about the future. Relevant risk characteristics include customer size and historical loss patterns. See the Recently Adopted Accounting Guidance section for the adoption of ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments.
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended April 30,
	2020	2021
Balance, beginning of period	$—	$88
Charged to (recovery of) bad debt expense	167	(12)
Charged to (recovery of) deferred revenue	—	(24)
Balance, end of period	$167	$52
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of April 30, 2021.
Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The lease term reflects the noncancelable period of the lease together with options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Variable costs, such as common area maintenance costs, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. The Company's leases do not generally provide an implicit rate; therefore, the Company uses its incremental borrowing rate in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Lease expense for such leases is recognized on a straight-line basis over the lease term.
Recently Adopted Accounting Guidance: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company adopted this ASU effective February 1, 2021.
The Company used the alternative transition method in which the Company is not required to restate or disclose the effects of applying this ASU for comparative periods. The Company elected the package of practical expedients which permits the Company to not reassess prior conclusions pertaining to lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements. In addition, the Company elected ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities for short term

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
leases (leases with an original term of twelve months or less). The Company also elected the practical expedient to not separate lease and non-lease components for our facilities and equipment leases.
The adoption of this ASU resulted in the recognition of operating right-of-use assets of $10.5 million and lease liabilities of $12.2 million, and the derecognition of deferred rent on the Company's unaudited condensed consolidated balance sheet on February 1, 2021. The adoption of this ASU did not impact the Company's unaudited condensed consolidated statements of operations, comprehensive loss or the unaudited condensed consolidated statements of cash flows. Upon the adoption of this ASU there was no change to the accounting for the Company's financing obligation.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company adopted this ASU effective February 1, 2021. The adoption of this ASU, which impacted the Company's allowance for doubtful accounts, did not have a material impact on the Company's unaudited condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. The Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted: There are no new accounting standards that have not yet been adopted.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of April 30, 2021, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.3 million at April 30, 2021.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended April 30,
	2020	2021
Balance, beginning of period	$4,356	$3,791
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(176)	(467)
Foreign currency translation	91	(129)
Adjustment to redeemable non-controlling interest	113	(130)
Balance, end of period	$4,384	$3,065
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2021 and April 30, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2021 and April 30, 2021 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$332,541	$—	$—
Total assets	$332,541	$—	$—

	Fair value measurements on a recurring basis as of April 30, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$347,407	$—	$—
Time deposits (included in other long-term assets)	189	—	—
Total assets	$347,596	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
The Company added contingent consideration, a Level 3 measurement, on October 18, 2019 with the acquisition of FinSuite Pty Ltd ("FinSuite"). Changes in fair value of the contingent consideration are recorded in the unaudited condensed consolidated statements of operations within other income. The Company’s contingent consideration is valued using a probability weighted discounted cash flow analysis. A reconciliation of the balance for contingent consideration obligations for the three months ended April 30, 2020 and 2021 is as follows:

	Three Months Ended April 30,
	2020	2021
Balance, beginning of period	$195	$—
Acquisitions	—	—
Change in fair value	—	—
Translation adjustments	(5)	—
Balance, end of period	$190	$—
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended April 30,
	2020	2021
United States	$40,471	$53,326
International	4,241	9,029
	$44,712	$62,355
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2021 and April 30, 2021:

	As of January 31, 2021	As of April 30, 2021
Trade accounts receivable	$53,272	$53,799
Unbilled accounts receivable	1,814	1,844
Allowance for doubtful accounts	(88)	(52)
Other accounts receivable	519	637
Total accounts receivable, net	$55,517	$56,228
Deferred Revenue and Remaining Performance Obligation
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
were offset by decreases due to revenues recognized in the period. During the three months ended April 30, 2021, $40.6 million of revenues were recognized out of the deferred revenue balance as of January 31, 2021.
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
Remaining performance obligations were $611.3 million as of April 30, 2021. The Company expects to recognize approximately 62% of its remaining performance obligation as revenues in the next 24 months, approximately 30% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2021	As of April 30, 2021
Furniture and fixtures	$6,706	$6,711
Computers and equipment	5,039	5,297
Buildings and land	16,300	16,300
Leasehold improvements	11,581	11,590
Construction in progress	277	6,372
	39,903	46,270
Less accumulated depreciation	(9,960)	(11,212)
	$29,943	$35,058
The Company recognized depreciation expense as follows:

	Three Months Ended April 30,
	2020	2021
Cost of revenues	$287	$385
Sales and marketing	267	309
Research and development	280	432
General and administrative	113	155
Total depreciation expense	$947	$1,281
The increase in construction in progress is primarily due to construction for a parking deck and an additional office building that is on the property of our existing headquarters for which we are considered the owners of for accounting purposes. See Note 12 "Commitments and Contingencies" for additional details including future commitments.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

	Three Months Ended April 30,
	2020	2021
Balance, beginning of period	$55,840	$57,149
Translation adjustments	(210)	176
Balance, end of period	$55,630	$57,325
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2021			As of April 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$6,320	$(2,295)	$4,025	$6,362	$(2,706)	$3,656
Customer relationships	21,721	(2,609)	19,112	21,723	(3,027)	18,696
Trademarks	128	(128)	—	129	(129)	—
	$28,169	$(5,032)	$23,137	$28,214	$(5,862)	$22,352
The Company recognized amortization expense as follows:

	Three Months Ended April 30,
	2020	2021
Cost of subscription revenues	$369	$396
Sales and marketing	417	418
General and administrative	10	—
Total amortization expense	$796	$814
The expected future amortization expense for intangible assets as of April 30, 2021 is as follows:

Fiscal Year Ending January 31,
2022 (remaining)	$2,445
2023	3,260
2024	2,545
2025	1,671
2026	1,671
Thereafter	10,760
$22,352
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 8. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three months ended April 30, 2020 and 2021 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $7.5 million and $10.6 million for the three months ended April 30, 2020 and 2021, respectively. See also Note 13 "Related-Party Transactions."
Note 9. Stockholders’ Equity
At April 30, 2021, the Company committed a total of 26,457,630 shares of common stock for future issuance as follows:

Issued and outstanding stock options	3,788,794
Nonvested issued and outstanding restricted stock units ("RSUs")	2,526,767
Possible issuance under stock plans	20,142,069
26,457,630
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended April 30, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2021	5,467,012	$6.00
Granted	—	—
Expired or forfeited	(26,875)	9.54
Exercised	(1,651,343)	4.77
Outstanding, April 30, 2021	3,788,794	$6.51
Exercisable, April 30, 2021	3,000,517	$4.82
Fully vested or expected to vest, April 30, 2021	3,709,966	$6.37
As of April 30, 2021, there was $2.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 1.71 years.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Restricted Stock Units
RSU activity during the three months ended April 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2021	1,848,296	$22.07
Granted	723,492	70.82
Vested	(22,968)	20.52
Forfeited	(22,053)	40.48
Nonvested, April 30, 2021	2,526,767	$35.88
As of April 30, 2021, total unrecognized compensation expense related to non-vested RSUs was $68.6 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. The weighted-average period to be recognized is 3.61 years.
Employee Stock Purchase Plan
There was no activity during the three months ended April 30, 2021 under the Company's Employee Stock Purchase Plan.
Note 11. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense for the three months ended April 30, 2021 were as follows:

Amount
Operating lease expense	$682
Short-term lease expense	194
Variable lease expense	81
Total	$957
Supplemental cash flow information for the three months ended April 30, 2021 related to operating leases was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$727
Right-of-use assets obtained in exchange for operating lease liabilities	707
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of April 30, 2021 were 5.40 years and 4.4%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of April 30, 2021 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022 (remaining)	$2,884
2023	2,857
2024	2,188
2025	1,642
2026	1,626
Thereafter	2,183
Total lease liabilities	13,380
Less: imputed interest	(1,069)
Total lease obligations	12,311
Less: current obligations	(2,540)
Long-term lease obligations	$9,771
Future minimum lease payments as of January 31, 2021, prior to our adoption of the new lease ASU, were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022	$2,445
2023	1,937
2024	1,942
2025	1,630
2026	1,679
Thereafter	2,544
Total lease liabilities	$12,177
Note 12. Commitments and Contingencies
In addition to the operating lease commitments described in Note 11 "Leases", the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses, entered into in the ordinary course of business.
In May 2021, the Company entered into an agreement for approximately $2.6 million for renovations to our existing headquarters building.
Financing Obligation and Construction Liabilities
The Company entered into a new lease agreement for our headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of our headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The fair value of the leased property and corresponding financing obligation

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
are included in property and equipment, net and financing obligation on the unaudited condensed consolidated balance sheets, respectively.
In January 2021, the Company entered into an agreement for a parking deck which is an addition to the existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $18.0 million. Upon completion of the parking deck, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, current on the unaudited condensed consolidated balance sheets, respectively.
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the property of our existing headquarters. Due to the Company also being deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the building will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $24.0 million. Upon completion of the building, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The costs of the construction in progress and corresponding construction liability are included in property and equipment, net and construction liability, noncurrent on the unaudited condensed consolidated balance sheets, respectively.
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
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or be subject to claims including the following:
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
Other Commitments and Contingencies
The Company is subject to audits by tax authorities in jurisdictions where it conducts business, including currently being audited in a jurisdiction with regard to indirect tax matters. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company believes it has adequately provided for any assessments deemed probable and estimable from these audits; however, final assessments, if any, could be different than the amounts recorded in the unaudited condensed consolidated financial statements.
Note 13. Related-Party Transactions
The Company’s main vendor is also an equity holder in the Company. Total payments related to the agreement with the related party are disclosed in Note 8. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement with the related party for the purchase of services. In December 2020, this agreement was renewed for one year and expires in December 2021. Total payments to the related party for these services recorded to expenses were $0.3 million and $0.4 million for the three months ended April 30, 2020 and 2021, respectively and $1.3 million and $0.9 million were in prepaid expenses and other current assets as of January 31, 2021 and April 30, 2021, respectively. Accounts payable to the related party were $4.4 million and $4.8 million at January 31, 2021 and April 30, 2021, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020, certain equity holders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented through April 30, 2020 only. Included in revenues from three equity holders, who are also customers of the Company, is $2.8 million for the three months ended April 30, 2020.
The Company has a banking relationship with one of its former equity holders who was considered a related party. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equity holder are accordingly presented as a related party through April 30, 2020 only. Included in interest income is $0.1 million for the three months ended April 30, 2020.
The Company entered into an agreement with one of its equity holders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In April 2019, the agreement was extended for an additional three years. As of April 30, 2021, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020 only. No funds were spent under the agreement during the three months ended April 30, 2020.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including options. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended April 30, 2020 and 2021 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended April 30,
	2020	2021
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(4,769)	$(15,008)
Denominator
Weighted-average common shares outstanding	81,560,762	94,402,265
Basic and diluted loss per share attributable to nCino, Inc.	$(0.06)	$(0.16)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2020	2021
Stock options issued and outstanding	7,744,722	3,788,794
Nonvested RSUs issued and outstanding	972,494	2,526,767

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our fiscal year ends on January 31 of each year and references in this Quarterly Report on Form 10-Q to a fiscal year mean the year in which that fiscal year ends. For example, references in this Quarterly Report on Form 10-Q to "fiscal 2022" refer to the fiscal year ended January 31, 2022.
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
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan, and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced our solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and APAC. In fiscal 2020, we acquired Visible Equity and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nCino IQ ("nIQ"). nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions. The state of Delaware effected the name change of Visible Equity to nCino Portfolio Analytics, LLC in April 2021.
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
We sell our solution directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of April 30, 2021, we had 162 sales and sales support personnel in the United States, and 68 sales and support personnel in offices outside the United States.
To help customers go live with our solution and achieve success, we offer professional services including configuration and implementation, training and advisory services. For larger financial institutions, we generally work with system integrators ("SIs") such as Accenture, Deloitte, PwC, and West Monroe Partners for the delivery of professional services, while we have historically performed professional services for smaller financial institutions ourselves. We expect larger financial institutions to make up a greater proportion of our sales and to increasingly outsource professional services for smaller banks and credit unions to SIs in the future. As a result, we expect the mix of our total revenues to become more heavily weighted toward subscription revenues.
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
For the three months ended April 30, 2020 and 2021, our total revenues were $44.7 million and $62.4 million, respectively, representing a 39.5% increase, and our subscription revenues were $34.8 million and $51.0 million, respectively, representing a 46.5% increase. Due to our continuing investment in growth, we recorded net losses attributable to nCino of $4.8 million and $15.0 million for the three months ended April 30, 2020 and 2021, respectively.
Recent Developments
Initial Public Offering. On July 13, 2020, our Registration Statement on Form S-1 relating to the initial public offering ("IPO") of our common stock was declared effective by the SEC. In connection with the IPO, we issued and sold 9,269,000 shares of common stock (including shares issued pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $31.00 per share for net proceeds of $268.4 million, after deducting underwriters' discounts and commissions (excluding other IPO costs as of January 31, 2021).
Secondary Public Offering. On October 13, 2020, the Company completed a secondary public offering (the "Secondary Offering"). The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of the shares of common stock by the selling stockholders. The Company incurred costs of approximately $1.0 million in relation to the Secondary Offering for fiscal 2021 and such costs are recorded as a component of general and administrative expenses on the consolidated statement of operations. The Company received $1.7 million in cash (excluding withholding taxes) in connection with the exercise of 554,112 options by certain stockholders participating in the Secondary Offering. In addition, concurrent with the pricing of the Secondary Offering, the underwriters in the Company's IPO released an additional 367,561 shares from lock-up agreements signed in connection with the IPO with stockholders who did not participate in the Secondary Offering. The release consisted of both outstanding shares and shares subject to options.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 14.5% of total revenues for the three months ended April 30, 2021. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution, coupled with the disruptive effect of COVID-19 on the economy more generally, may have the effect of moderating revenue growth rates in fiscal 2022. In addition, our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, and expenses related to the government antitrust investigation and related civil action disclosed in

Part II, Item I of this Quarterly Report on Form 10Q (the "Antitrust Matters"). Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe the fees and expenses related to the Antitrust Matters relate to the operating business and are operating expenses that would not have otherwise been incurred by the Company in the normal course of our business.
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
The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended April 30,
($ in thousands)	2020	2021
GAAP loss from operations	$(4,271)	$(15,474)
Adjustments
Amortization of intangible assets	796	814
Stock-based compensation expense	1,051	7,064
Fees and expenses related to the Antitrust Matters	—	3,263
Total adjustments	1,847	11,141
Non-GAAP operating loss	$(2,424)	$(4,333)
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
•nIQ, first introduced in fiscal 2020, for which we generally charge based on the asset size of the customer or on a usage basis. Prior to our acquisitions of Visible Equity and FinSuite in fiscal 2020, they generally licensed their products under annual contracts that could be cancelled on 30-days’ notice. We will continue to support these customers under their legacy contracts until such contracts are renewed, cancelled, or expire.
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

Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended April 30, 2021 relative to April 30, 2020. Stock-based compensation expense was $1.1 million and $7.1 million for the three months ended April 30, 2020 and 2021, respectively. After the IPO, stock-based compensation expense for both stock options and RSUs is recognized as the time-based vesting conditions under such awards are met.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three months ended April 30, 2020 and 2021 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended April 30,
	2020	2021
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$34,831	$51,033
Professional services revenues	9,881	11,322
Total revenues	44,712	62,355
Cost of revenues:
Cost of subscription revenues[1]	10,099	14,946
Cost of professional services revenues[1]	8,767	11,353
Total cost of revenues	18,866	26,299
Gross profit	25,846	36,056
Operating expenses:
Sales and marketing[1]	12,226	18,425
Research and development[1]	10,965	17,425
General and administrative[1]	6,926	15,680
Total operating expenses	30,117	51,530
Loss from operations	(4,271)	(15,474)
Non-operating income (expense):
Interest income	156	57
Interest expense	—	(268)
Other income (expense), net	(520)	267
Loss before income tax expense	(4,635)	(15,418)
Income tax expense	197	187
Net loss	(4,832)	(15,605)
Net loss attributable to non-controlling interest	(176)	(467)
Adjustment attributable to non-controlling interest	113	(130)
Net loss attributable to nCino, Inc.	$(4,769)	$(15,008)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.06)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	81,560,762	94,402,265

1Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
($ in thousands)	2020	2021
Cost of subscription revenues	$61	$285
Cost of professional services revenues	266	1,332
Sales and marketing	315	1,753
Research and development	309	1,543
General and administrative	100	2,151
Total stock-based compensation expense	$1,051	$7,064
The Company recognized amortization expense as follows:

	Three Months Ended April 30,
($ in thousands)	2020	2021
Cost of subscription revenues	$369	$396
Sales and marketing	417	418
General and administrative	10	—
Total amortization expense	$796	$814

	Three Months Ended April 30,
	2020	2021
Revenues:
Subscription revenues	77.9%	81.8%
Professional services revenues	22.1	18.2
Total revenues	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	29.0	29.3
Cost of professional services revenues	88.7	100.3
Total cost of revenues	42.2	42.2
Gross profit	57.8	57.8
Operating expenses:
Sales and marketing	27.3	29.5
Research and development	24.5	27.9
General and administrative	15.5	25.1
Total operating expenses	67.3	82.5
Loss from operations	(9.5)	(24.7)
Non-operating income (expense)
Interest income	0.3	0.1
Interest expense	0.0	(0.4)
Other income (expense), net	(1.2)	0.4
Loss before income tax expense	(10.4)	(24.6)
Income tax expense	0.4	0.3
Net loss	(10.8)%	(24.9)%

Comparison of the Three Months Ended April 30, 2020 and 2021
Revenues

	Three Months Ended April 30,
($ in thousands)	2020		2021
Revenues:
Subscription revenues	$34,831	77.9%	$51,033	81.8%
Professional services revenues	9,881	22.1	11,322	18.2
Total revenues	$44,712	100.0%	$62,355	100.0%
Subscription Revenues
Subscription revenues increased $16.2 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to initial revenues from customers who did not contribute to subscription revenues during the prior period and growth from existing customers within and across lines of business. Of the increase, 82.8% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution and 17.2% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended April 30, 2020. Subscription revenues were 81.8% of total revenues for the three months ended April 30, 2021 compared to 77.9% of total revenues for the three months ended April 30, 2020, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $1.4 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended April 30,
($ in thousands)	2020		2021
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$10,099	29.0%	$14,946	29.3%
Cost of professional services revenues	8,767	88.7	11,353	100.3
Total cost of revenues	$18,866	42.2	$26,299	42.2
Gross profit	$25,846	57.8%	$36,056	57.8%
Cost of Subscription Revenues
Cost of subscription revenues increased $4.8 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, generating a gross margin for subscription revenues of 70.7% compared to a gross margin of 71.0% for the three months ended April 30, 2020. Costs related to Salesforce user fees increased $3.1 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $1.2 million as we added new employees. Stock-based compensation expense, included in personnel costs, increased $0.3 million for vesting of RSUs that started after the effective date of the IPO. Other costs of subscription revenues increased $0.4 million due to data services purchased for resale. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $2.6 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, generating a gross margin for professional services of (0.3)% compared to a gross margin of 11.3% for the three months ended April 30, 2020. Excluding the effect of additional stock-based compensation expense attributable to RSUs vesting since the effective date of the IPO, gross margin for professional services for the three months ended April 30, 2021 was 10.4%. For the three months ended April 30, 2021, personnel costs increased $2.8 million for the professional services team compared to the prior year period due to increased headcount. Stock-based compensation expense, included in personnel costs, increased $1.2 million for vesting of RSUs that started after the effective date of the IPO. These increases were partially offset by a $0.3 million decrease in reimbursable travel and related expenses for the professional service organization due to COVID-19-related travel restrictions. The decrease in our professional services gross margin for the three months ended April 30, 2021 was primarily due to additional stock-based compensation expense and continued investment in expansion of our international professional services teams.
We expect the cost of professional services revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.
Operating Expenses

	Three Months Ended April 30,
($ in thousands)	2020		2021
Operating expenses:
Sales and marketing	$12,226	27.3%	$18,425	29.5%
Research and development	10,965	24.5	17,425	27.9
General and administrative	6,926	15.5	15,680	25.1
Total operating expenses	30,117	67.3	51,530	82.5
Loss from operations	$(4,271)	(9.5)%	$(15,474)	(24.7)%
Sales and Marketing
Sales and marketing expenses increased $6.2 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase of $5.9 million in personnel costs resulting from an increase in headcount on the sales and marketing teams and an increase of $0.5 million in marketing costs. Stock-based compensation expense, included in personnel costs, increased $1.6 million for vesting of RSUs that started after the effective date of the IPO and $1.2 million related to expatriate tax equalization expense included in personnel costs. The increase in sales and marketing expenses for the three months ended April 30, 2021 was partially offset by a decrease of $0.5 million in sales-related travel costs due to COVID-19-related travel restrictions.
Our sales and marketing headcount grew by 41 from April 30, 2020 to April 30, 2021. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $6.5 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, primarily due to an increase of $4.8 million in personnel costs resulting from a continued increase in headcount and a $0.3 million increase in allocated overhead costs due to growth supporting our continued business expansion. Stock-based compensation expense, included in personnel costs, increased $1.4 million for vesting of RSUs that started after the effective date of the IPO. Third party professional fees increased $1.4 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, attributable to an increase of contract research and development spend.
Our research and development headcount grew by 87 from April 30, 2020 to April 30, 2021. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new applications and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $8.8 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. Personnel costs increased $3.5 million from additional headcount as we continued to scale our business and also increased due to stock-based compensation expense and associated employer taxes with the exercises of certain stock-based transactions. Stock-based compensation expense, included in personnel costs, increased $2.1 million for vesting of RSUs that started after the effective date of the IPO and a $0.7 million increase related to employer taxes associated with equity transactions in personnel costs. Third party professional fees increased $4.0 million for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, mostly attributable to fees and expenses related to the Antitrust Matters of $3.3 million and costs associated with being a public company. Allocated overhead and other general and administrative costs increased $1.2 million, which consisted primarily of an increase in insurance costs associated with being a public company.
Our general and administrative headcount grew by 18 from April 30, 2020 to April 30, 2021. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses for our transition to, and continuing costs of, being a public company.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. We have recently eased some of these restrictions, but substantially all of our employees continue to work remotely and work-related travel remains very limited. In addition, we shifted our conferences and other marketing events to virtual-only for the foreseeable future. We expect these restrictions to stay in effect into future periods. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effectiveness of COVID-19 vaccinations, the effects of pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations," included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021.
Liquidity and Capital Resources
As of April 30, 2021, we had $386.5 million in cash and cash equivalents, and an accumulated deficit of $176.2 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
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

nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2021 and April 30, 2021, the redeemable non-controlling interest was $3.8 million and $3.1 million, respectively.
Cash Flows
Summary Cash Flow information for the three months ended April 30, 2020 and 2021 are set forth below.

	Three Months Ended April 30,
($ in thousands)	2020	2021
Net cash provided by operating activities	$8,429	$7,558
Net cash used in investing activities	(1,075)	(522)
Net cash (used in) provided by financing activities	(111)	7,806
Net Cash Provided by Operating Activities
The $7.6 million provided by operating activities in the three months ended April 30, 2021 reflects our net loss of $15.6 million, offset by $10.5 million in non-cash charges and $12.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts, partially offset by foreign currency gains related to intercompany loans and transactions. Cash generated by working capital accounts was principally a function of a $19.4 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, and a $1.1 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $5.6 million decrease in accounts payable and accrued expenses and other liabilities, payments of $1.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $0.6 million decrease in operating lease liabilities, and a $0.2 million increase in accounts receivable.
The $8.4 million provided by operating activities in the three months ended April 30, 2020 reflects our net loss of $4.8 million, offset by $4.3 million in non-cash charges and $8.9 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $18.6 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, and a $0.2 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by a $4.4 million decrease in accounts payable and accrued expenses and other liabilities, a $3.1 million increase in accounts receivable, and payments of $2.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions.
Net Cash Used in Investing Activities
We used $0.5 million in investing activities in the three months ended April 30, 2021 for the purchase of property and equipment and leasehold improvements to support the expansion of our business. The $1.1 million used in investing activities in the three months ended April 30, 2020 was used for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash (Used in) Provided by Financing Activities
The $7.8 million provided by financing activities in the three months ended April 30, 2021 was comprised principally of $7.9 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by principal payments of $0.1 million on the financing obligation. The $0.1 million used in financing activities in the three months ended April 30, 2020 was comprised principally of payments of $0.2 million for deferred costs, partially offset by $0.1 million of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
In April 2021, the Company entered into a new lease agreement for the construction of an additional office building that is on the property of our existing headquarters. Due to the Company also being deemed to be the owner of the additional building for accounting purposes, the costs associated with the construction of the building will be capitalized as construction in progress with a corresponding construction liability through construction which is estimated to be approximately $24.0 million. Upon completion of the building, the construction liability will be recorded as a financing obligation. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting.
In May 2021, the Company entered into an agreement for approximately $2.6 million for renovations to our existing headquarters building.
For additional discussion on our leases and other contractual commitments, see Note 11 "Leases" and Note 12 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There were no material changes, other than the agreement referred to above, to our contractual obligations and commitments as of April 30, 2021 compared to January 31, 2021 as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021.
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
There have been no material changes in our critical accounting policies or estimates as compared to those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.
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
Interest Rate Risk
At April 30, 2021, we had cash, cash equivalents and restricted cash of $386.5 million, which consisted primarily of bank deposits and money market accounts. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at April 30, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at April 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Effective February 1, 2021 we adopted ASU 2016-02, Leases (Topic 842) which resulted in changes to our processes related to lease accounting and underlying control activities. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes to the risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021 under the heading "Risk Factors." You should consider and read carefully these risks, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes before making an investment decision with respect to our common stock. Those risks are not the only ones we face. The occurrence of any of those risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operation. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Form of Amended and Restated Certificate of Incorporation of nCino, Inc.	S-1/A	333-239335	3.1	July 6, 2020
3.2	Form of Amended and Restated Bylaws of nCino, Inc.	S-1/A	333-239335	3.2	July 6, 2020
10.1	Second Amendment to Office Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021					X
10.2	Lease by and between nCino, Inc. and Cloud Real Estate Holdings, LLC, dated April 5, 2021	8-K	001-39380	10.1	April 7, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: June 2, 2021	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: June 2, 2021	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)