Form 10-Q
period 2021-07-31
NCINO, INC.
filed 2021-09-01
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 96,195,901 shares of common stock, $0.0005 par value per share, as of August 27, 2021.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2021	July 31, 2021
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $7,425 and $5,478 at January 31, 2021 and July 31, 2021, respectively)	$371,425	$399,363
Accounts receivable, less allowance for doubtful accounts of $88 and $59 at January 31, 2021 and July 31, 2021, respectively	55,517	51,823
Costs capitalized to obtain revenue contracts, current portion, net	4,864	5,400
Prepaid expenses and other current assets	10,425	8,778
Total current assets	442,231	465,364
Property and equipment, net	29,943	41,111
Operating lease right-of-use assets, net	—	11,028
Costs capitalized to obtain revenue contracts, noncurrent, net	10,191	11,369
Goodwill	57,149	56,740
Intangible assets, net	23,137	21,455
Other long-term assets	750	999
Total assets	$563,401	$608,066
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$1,634	$3,875
Accounts payable, related parties	4,363	5,062
Accrued commissions	12,500	8,503
Construction liability, current portion	—	9,755
Other accrued expenses	7,527	10,864
Deferred rent, current portion	203	—
Deferred revenue, current portion	89,141	116,033
Financing obligation, current portion	324	212
Operating lease liabilities, current portion	—	2,685
Total current liabilities	115,692	156,989
Operating lease liabilities, noncurrent	—	9,980
Deferred income taxes, noncurrent	368	586
Deferred rent, noncurrent	1,486	—
Deferred revenue, noncurrent	946	120
Financing obligation, noncurrent	15,939	15,956
Construction liability, noncurrent	—	2,079
Total liabilities	134,431	185,710
Commitments and contingencies (Notes 8, 12, and 13)
Redeemable non-controlling interest (Note 3)	3,791	2,463
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2021 and July 31, 2021	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2021 and July 31, 2021; 93,643,759 and 95,927,741 shares issued and outstanding as of January 31, 2021 and July 31, 2021, respectively	47	48
Additional paid-in capital	585,956	610,166
Accumulated other comprehensive income (loss)	240	(259)
Accumulated deficit	(161,064)	(190,062)
Total stockholders’ equity	425,179	419,893
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$563,401	$608,066
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Revenues
Subscription (related parties $0, $0, $2,439 and $0, respectively)	$39,351	$53,934	$74,182	$104,967
Professional services	9,414	12,585	19,295	23,907
Total revenues	48,765	66,519	93,477	128,874
Cost of revenues
Subscription[1] (related party $8,700, $11,151, $16,210 and $21,720, respectively)	11,920	15,308	22,019	30,254
Professional services[1]	10,667	11,267	19,434	22,620
Total cost of revenues	22,587	26,575	41,453	52,874
Gross profit	26,178	39,944	52,024	76,000
Operating expenses
Sales and marketing[1]	15,626	19,216	27,852	37,641
Research and development[1]	15,292	18,609	26,257	36,034
General and administrative[1]	10,953	15,287	17,879	30,967
Total operating expenses	41,871	53,112	71,988	104,642
Loss from operations	(15,693)	(13,168)	(19,964)	(28,642)
Non-operating income (expense)
Interest income	55	59	211	116
Interest expense	—	(330)	—	(598)
Other income (expense), net	1,117	(337)	597	(70)
Loss before income tax expense	(14,521)	(13,776)	(19,156)	(29,194)
Income tax expense	203	487	400	674
Net loss	(14,724)	(14,263)	(19,556)	(29,868)
Net loss attributable to redeemable non-controlling interest (Note 3)	(232)	(403)	(408)	(870)
Adjustment attributable to redeemable non-controlling interest (Note 3)	154	(177)	267	(307)
Net loss attributable to nCino, Inc.	$(14,646)	$(13,683)	$(19,415)	$(28,691)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.17)	$(0.14)	$(0.23)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	84,629,777	95,661,756	83,112,132	95,042,448
1Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Cost of subscription revenues	$242	$257	$303	$542
Cost of professional services revenues	2,282	1,340	2,548	2,672
Sales and marketing	3,346	1,977	3,661	3,730
Research and development	3,031	1,686	3,340	3,229
General and administrative	4,368	2,380	4,468	4,531
Total stock-based compensation expense	$13,269	$7,640	$14,320	$14,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Net loss	$(14,724)	$(14,263)	$(19,556)	$(29,868)
Other comprehensive income (loss):
Foreign currency translation	467	(442)	779	(650)
Other comprehensive income (loss)	467	(442)	779	(650)
Comprehensive loss	(14,257)	(14,705)	(18,777)	(30,518)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(232)	(403)	(408)	(870)
Foreign currency translation attributable to redeemable non-controlling interest	78	(22)	169	(151)
Comprehensive loss attributable to redeemable non-controlling interest	(154)	(425)	(239)	(1,021)
Comprehensive loss attributable to nCino, Inc.	$(14,103)	$(14,280)	$(18,538)	$(29,497)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

			Three Months Ended July 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, April 30, 2020	—	$—	75,651,808	$38	5,931,319	$3	$289,624	$(187)	$(125,580)	$163,898
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—	—	(4,534)	—	—	(4,534)
Exercise of stock options	500	—	269,729	—	—	—	739	—	—	739
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,269	—	—	13,269
Other comprehensive loss	—	—	—	—	—	—	—	389	—	389
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(154)	—	(14,492)	(14,646)
Balance, July 31, 2020	91,122,356	$46	—	$—	—	$—	$567,314	$202	$(140,072)	$427,490

	Three Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, April 30, 2021	95,318,070	$48	$601,034	$161	$(176,202)	$425,041
Exercise of stock options	316,241	—	1,315	—	—	1,315
Stock issuance upon vesting of restricted stock units	293,430	—	—	—	—	—
Stock-based compensation	—	—	7,640	—	—	7,640
Other comprehensive loss	—	—	—	(420)	—	(420)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	177	—	(13,860)	(13,683)
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

			Six Months Ended July 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2020	—	$—	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—	—	(4,534)	—	—	(4,534)
Exercise of stock options	500	—	325,530	—	—	—	861	—	—	861
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,320	—	—	14,320
Other comprehensive income	—	—	—	—	—	—	—	610	—	610
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(267)	—	(19,148)	(19,415)
Balance, July 31, 2020	91,122,356	$46	—	$—	—	$—	$567,314	$202	$(140,072)	$427,490

	Six Months Ended July 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	1,967,584	1	9,199	—	—	9,200
Stock issuance upon vesting of restricted stock units	316,398	—	—	—	—	—
Stock-based compensation	—	—	14,704	—	—	14,704
Other comprehensive income	—	—	—	(499)	—	(499)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	307	—	(28,998)	(28,691)
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2020	2021
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(19,415)	$(28,691)
Net loss and adjustment attributable to redeemable non-controlling interest	(141)	(1,177)
Net loss	(19,556)	(29,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,500	4,106
Non-cash operating lease costs	—	1,224
Amortization of costs capitalized to obtain revenue contracts	2,430	2,712
Stock-based compensation	14,320	14,704
Deferred income taxes	40	221
Provision for (recovery of) bad debt	619	(5)
Net foreign currency (gains) losses	—	245
Change in operating assets and liabilities:
Accounts receivable	3,365	3,787
Accounts receivable, related parties	9,201	—
Costs capitalized to obtain revenue contracts	(3,615)	(4,416)
Prepaid expenses and other assets	(13)	1,715
Accounts payable and accrued expenses and other liabilities	(4,115)	1,026
Accounts payable, related parties	620	699
Deferred rent	(65)	—
Deferred revenue	33,188	26,023
Deferred revenue, related parties	(8,013)	—
Operating lease liabilities	—	(1,274)
Net cash provided by operating activities	31,906	20,899
Cash flows from investing activities
Purchases of property and equipment	(2,936)	(1,272)
Net cash used in investing activities	(2,936)	(1,272)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	268,375	—
Payments of costs related to initial public offering	(1,345)	—
Exercise of stock options	861	9,200
Principal payments on financing obligation	—	(95)
Net cash provided by financing activities	267,891	9,105
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	146	(466)
Net increase in cash, cash equivalents, and restricted cash	297,007	28,266
Cash and cash equivalents, beginning of period	91,184	371,425
Cash, cash equivalents, and restricted cash, end of period	$388,191	$399,691

Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$388,191	$399,363
Restricted cash included in other long-term assets	—	328
Total cash, cash equivalents, and restricted cash, end of period	$388,191	$399,691

Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$236	$117
Cash paid during the year for interest	$—	$598
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$86	$12,379
Costs related to initial public offering, accrued but not paid	$1,420	$—
Costs related to initial public offering, reclassified from other long term assets to equity	$1,769	$—
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal 2022 or any future period.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company’s cash and cash equivalents exceeded the Federal deposit insurance limit at January 31, 2021 and July 31, 2021. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2021 and July 31, 2021, no individual customer represented more than 10% of accounts receivable and two customers represented 24% and 12%, respectively. For the three and six months ended July 31, 2020 and 2021, no individual customer represented more than 10% of the Company’s total revenues.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Balance, beginning of period	$167	$52	$—	$88
Charged to (recovery of) bad debt expense	452	7	619	(5)
Charged to (recovery of) deferred revenue	—	—	—	(24)
Translation adjustments	3	—	3	—
Balance, end of period	$622	$59	$622	$59
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of July 31, 2021.
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
Recently Adopted Accounting Guidance: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard will affect all entities that lease assets and will require lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of less than one year) as of the date on which the lessor makes the underlying asset available to the lessee. For lessors, accounting for leases is substantially the same as in prior periods. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company will cease to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years beginning after December 15, 2022 and for interim periods within those fiscal years. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company will cease to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU, which impacted the Company's allowance for doubtful accounts, did not have a material impact on the Company's unaudited condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted, including adoption in an interim period. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company will cease to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, and early adoption is permitted. If the Company were to cease meeting the emerging growth company criteria during the fiscal year ending January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Since the Company will cease to qualify as an emerging growth company as of January 31, 2022, the Company adopted this ASU effective February 1, 2021. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of July 31, 2021, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.1 million at July 31, 2021.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Balance, beginning of period	$4,384	$3,065	$4,356	$3,791
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(232)	(403)	(408)	(870)
Foreign currency translation	78	(22)	169	(151)
Adjustment to redeemable non-controlling interest	154	(177)	267	(307)
Balance, end of period	$4,384	$2,463	$4,384	$2,463
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2021 and July 31, 2021 because of the relatively short duration of these instruments.
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2021 and July 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$332,541	$—	$—
Total assets	$332,541	$—	$—

	Fair value measurements on a recurring basis as of July 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$355,455	$—	$—
Time deposits (included in other long-term assets)	328	—	—
Total assets	$355,783	$—	$—

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
United States	$44,049	$55,706	$84,520	$109,032
International	4,716	10,813	8,957	19,842
	$48,765	$66,519	$93,477	$128,874
The Company disaggregates its revenues from contracts with customers by geographic location. Revenues by geography are determined based on the region of the Company’s contracting entity, which may be different than the region of the customer. No country outside the United States represented 10% or more of total revenues.
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2021 and July 31, 2021:

	As of January 31, 2021	As of July 31, 2021
Trade accounts receivable	$53,272	$49,771
Unbilled accounts receivable	1,814	1,642
Allowance for doubtful accounts	(88)	(59)
Other accounts receivable	519	469
Total accounts receivable, net	$55,517	$51,823
Deferred Revenue and Remaining Performance Obligation
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the six months ended July 31, 2021, $64.2 million of revenues were recognized out of the deferred revenue balance as of January 31, 2021.
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
Remaining performance obligations were $706.9 million as of July 31, 2021. The Company expects to recognize approximately 57% of its remaining performance obligation as revenues in the next 24 months, approximately 33% more in the following 25 to 48 months, and the remainder thereafter.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2021	As of July 31, 2021
Furniture and fixtures	$6,706	$6,874
Computers and equipment	5,039	5,656
Buildings and land	16,300	16,300
Leasehold improvements	11,581	11,603
Construction in progress	277	12,927
	39,903	53,360
Less accumulated depreciation	(9,960)	(12,249)
	$29,943	$41,111
The Company recognized depreciation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Cost of revenues	$302	$352	$589	$737
Sales and marketing	246	288	513	597
Research and development	300	414	580	846
General and administrative	113	147	226	302
Total depreciation expense	$961	$1,201	$1,908	$2,482
The increase in construction in progress is primarily due to construction for a parking deck and an additional office building that is on the property of our existing headquarters for which we are considered the owners of for accounting purposes. See Note 12 "Commitments and Contingencies" for additional details including future commitments.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Balance, beginning of period	$55,630	$57,325	$55,840	$57,149
Translation adjustments	897	(585)	687	(409)
Balance, end of period	$56,527	$56,740	$56,527	$56,740

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2021			As of July 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$6,320	$(2,295)	$4,025	$6,223	$(3,041)	$3,182
Customer relationships	21,721	(2,609)	19,112	21,716	(3,443)	18,273
Trademarks	128	(128)	—	127	(127)	—
	$28,169	$(5,032)	$23,137	$28,066	$(6,611)	$21,455
The Company recognized amortization expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Cost of subscription revenues	$378	$393	$747	$789
Sales and marketing	418	417	835	835
General and administrative	—	—	10	—
Total amortization expense	$796	$810	$1,592	$1,624
The expected future amortization expense for intangible assets as of July 31, 2021 is as follows:

Fiscal Year Ending January 31,
2022 (remaining)	$1,613
2023	3,225
2024	2,520
2025	1,670
2026	1,670
Thereafter	10,757
$21,455
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and six months ended July 31, 2020 and 2021 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $8.7 million and $11.2 million for the three months ended July 31, 2020 and 2021, respectively, and $16.2 million and $21.7 million for the six months ended July 31, 2020 and 2021, respectively. See also Note 13 "Related-Party Transactions."

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 9. Stockholders’ Equity
At July 31, 2021, the Company committed a total of 25,901,959 shares of common stock for future issuance as follows:

Issued and outstanding stock options	3,465,303
Nonvested issued and outstanding restricted stock units ("RSUs")	2,294,314
Possible issuance under stock plans	20,142,342
25,901,959
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended July 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2021	5,467,012	$6.00
Granted	—	—
Expired or forfeited	(34,125)	10.55
Exercised	(1,967,584)	4.68
Outstanding, July 31, 2021	3,465,303	$6.70
Exercisable, July 31, 2021	2,907,856	$5.08
Fully vested or expected to vest, July 31, 2021	3,409,558	$6.57
As of July 31, 2021, there was $2.2 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 1.51 years.
Restricted Stock Units
RSU activity during the six months ended July 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2021	1,848,296	$22.07
Granted	786,865	70.19
Vested	(316,398)	20.06
Forfeited	(24,449)	41.43
Nonvested, July 31, 2021	2,294,314	$38.64
As of July 31, 2021, total unrecognized compensation expense related to non-vested RSUs was $65.4 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.37 years.
Employee Stock Purchase Plan
The first offering period for the Employee Stock Purchase Plan ("ESPP") began on July 1, 2021 and will end on December 31, 2021. Thereafter, offering periods will begin on January 1 and July 1.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The fair value of ESPP shares is estimated at the date of grant using the Black-Scholes option valuation model based on assumptions as follows for ESPP awards:
Expected life. The expected life reflects the period for which the Company believes the ESPP will remain outstanding. The expected term for the ESPP award approximates the offering period of six months.
Expected volatility. The expected volatility is based on the historical volatility of the Company's common stock.
Expected dividends. The expected dividend yield is zero as the Company has not and does not expect to pay dividends.
Risk-free interest rate. The risk-free interest rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant of the ESPP share.
The assumptions utilized for the ESPP shares for the six months ended July 31, 2021 were as follows:

Six Months Ended July 31,
2021
Expected life (in years)	0.5
Expected volatility	48.70%
Expected dividends	0.00%
Risk-free interest rate	0.05%
As of July 31, 2021, total unrecognized compensation expense related to the ESPP was $0.7 million. That cost is expected to be recognized over the remaining term of the initial offering period.
Note 11. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The components of lease expense for the three and six months ended July 31, 2021 were as follows:

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021
Operating lease expense	$739	$1,421
Short-term lease expense	199	393
Variable lease expense	66	147
Total	$1,004	$1,961
Supplemental cash flow information for the six months ended July 31, 2021 related to operating leases was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$1,435
Right-of-use assets obtained in exchange for operating lease liabilities	1,771
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of July 31, 2021 were 5.11 years and 4.4%, respectively.
Future minimum lease payments as of July 31, 2021 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022 (remaining)	$3,043
2023	3,029
2024	2,147
2025	1,893
2026	1,691
Thereafter	1,950
Total lease liabilities	13,753
Less: imputed interest	(1,088)
Total lease obligations	12,665
Less: current obligations	(2,685)
Long-term lease obligations	$9,980
Future minimum lease payments as of January 31, 2021, prior to our adoption of the new lease ASU, were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022	$2,445
2023	1,937
2024	1,942
2025	1,630
2026	1,679
Thereafter	2,544
Total lease liabilities	$12,177

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
In May 2021, the Company entered into an agreement for approximately $2.6 million for renovations to our existing headquarters building that is anticipated to be completed in fiscal 2023.
Financing Obligation and Construction Liabilities
The Company entered into a new lease agreement for our headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of our headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligation on the unaudited condensed consolidated balance sheets, respectively.
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
Other Commitments and Contingencies
The Company may be subject to audits by tax authorities in jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. The Company accrues for any assessments if deemed probable and estimable.
Note 13. Related-Party Transactions
The Company’s main vendor is also an equity holder in the Company. Total payments related to the agreement with the related party are disclosed in Note 8. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement with the related party for the purchase of services. In December 2020, this agreement was renewed for one year and expires in December 2021. Total payments to the related party for these services recorded to expenses were $0.3 million and $0.4 million for the three months ended July 31, 2020 and 2021, respectively, and $0.6 million and $0.8 million for the six months ended July 31, 2020 and 2021, respectively, and $1.3 million and $0.6 million were in prepaid expenses and other current assets as of January 31, 2021 and July 31, 2021, respectively. Accounts payable to the related party were $4.4 million and $5.1 million at January 31, 2021 and July 31, 2021, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020, certain equity holders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented through April 30, 2020 only. Included in revenues from three equity holders, who are also customers of the Company, is $0.0 million for the three months ended July 31, 2020 and $2.8 million for the six months ended July 31, 2020.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Included in interest income is $0.0 million for the three months ended July 31, 2020 and $0.1 million for the six months ended July 31, 2020.
The Company entered into an agreement with one of its equity holders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In April 2019, the agreement was extended for an additional three years. As of July 31, 2021, the Company was in compliance with the terms of the agreement. In the quarter ended July 31, 2020, the equity holder ceased to qualify as a related party of the Company and the amounts disclosed related to such equity holder are accordingly presented as a related party through April 30, 2020 only. No funds were spent under the agreement during the three and six months ended July 31, 2020.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended July 31, 2020 and 2021 and for the six months ended July 31, 2020 and 2021 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(14,646)	$(13,683)	$(19,415)	$(28,691)
Denominator
Weighted-average common shares outstanding	84,629,777	95,661,756	83,112,132	95,042,448
Basic and diluted loss per share attributable to nCino, Inc.	$(0.17)	$(0.14)	$(0.23)	$(0.30)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Six Months Ended July 31,
	2020	2021
Stock options issued and outstanding	7,464,094	3,465,303
Nonvested RSUs issued and outstanding	2,041,093	2,294,314
Shares issuable pursuant to the ESPP	—	7,753

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
We were founded in a bank with the goal of improving that institution’s operations and client service. Realizing the problems we were addressing were endemic to virtually all banks and credit unions, we were spun out as a separate company in late 2011 with the vision of providing a comprehensive solution to onboard clients, originate any type of loan, and open any type of account on a single cloud-based platform. We initially focused the nCino Bank Operating System on transforming commercial and small business lending for community and regional banks. We introduced our solution to enterprise banks in the United States in 2014, and then internationally in 2017, and have subsequently expanded across North America, Europe, and APAC. In fiscal 2020, we acquired Visible Equity and FinSuite and combined the acquired technology with certain of our internally-developed technology to launch nCino IQ ("nIQ"). nIQ helps our customers improve operational and financial performance by using AI/ML to increase efficiency through automation and analytics to gain greater insights into their operations and client interactions. The state of Delaware effected the name change of Visible Equity to nCino Portfolio Analytics, LLC in April 2021. All Visible Equity references throughout this document are one and the same with the new name change nCino Portfolio Analytics, LLC.
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
We sell our solution directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of July 31, 2021, we had 167 sales and sales support personnel in the United States, and 76 sales and support personnel in offices outside the United States.
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
For the three months ended July 31, 2020 and 2021, our total revenues were $48.8 million and $66.5 million, respectively, representing a 36.4% increase, and our subscription revenues were $39.4 million and $53.9 million, respectively, representing a 37.1% increase. Due to our continuing investment in growth, we recorded net losses attributable to nCino of $14.6 million and $13.7 million for the three months ended July 31, 2020 and 2021, respectively. For the six months ended July 31, 2020 and 2021, our total revenues were $93.5 million and $128.9 million, respectively, representing a 37.9% increase, and our subscription revenues were $74.2 million and $105.0 million, respectively, representing a 41.5% increase. We had net losses attributable to nCino of $19.4 million and $28.7 million for the six months ended July 31, 2020 and 2021, respectively.
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
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating

System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 16.3% of total revenues for the three months ended July 31, 2021, and 15.4% for the six months ended July 31, 2021. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
In light of the extraordinary nature of this market demand, we offered our PPP solution on one- or two-year terms as well as on a multi-year basis co-terminus with existing contracts. Seats for our PPP solution were activated immediately, which caused subscription revenues from these seats to be recognized sooner than is typical with the phased seat activations usually offered to customers. We believe that the emergency purchases of our PPP solution, coupled with the disruptive effect of COVID-19 on the economy more generally, may have the effect of moderating revenue growth rates in fiscal 2022. In addition, our revenue growth rates in fiscal 2023 and our subscription revenue retention rates may be adversely affected upon the expiration of access and use rights to our PPP solution to the extent such rights are not re-purposed for other applications.
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
Subscription Revenues. Our subscription revenues consist principally of fees from customers for accessing the nCino Bank Operating System and maintenance and support services that we generally offer under non-cancellable multi-year contracts, which typically range from three to five years. Specifically, we offer:
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
Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended July 31, 2020 compared to July 31, 2021. Stock-based compensation expense was $13.3 million and $7.6 million for the three months ended July 31, 2020 and 2021, respectively, and $14.3 million and $14.7 million for the six months ended July 31, 2020 and 2021, respectively. After the IPO, stock-based compensation expense for both stock options and RSUs is recognized as the time-based vesting conditions under such awards are met.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three and six months ended July 31, 2020 and 2021 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$39,351	$53,934	$74,182	$104,967
Professional services revenues	9,414	12,585	19,295	23,907
Total revenues	48,765	66,519	93,477	128,874
Cost of revenues:
Cost of subscription revenues[1]	11,920	15,308	22,019	30,254
Cost of professional services revenues[1]	10,667	11,267	19,434	22,620
Total cost of revenues	22,587	26,575	41,453	52,874
Gross profit	26,178	39,944	52,024	76,000
Operating expenses:
Sales and marketing[1]	15,626	19,216	27,852	37,641
Research and development[1]	15,292	18,609	26,257	36,034
General and administrative[1]	10,953	15,287	17,879	30,967
Total operating expenses	41,871	53,112	71,988	104,642
Loss from operations	(15,693)	(13,168)	(19,964)	(28,642)
Non-operating income (expense):
Interest income	55	59	211	116
Interest expense	—	(330)	—	(598)
Other income (expense), net	1,117	(337)	597	(70)
Loss before income tax expense	(14,521)	(13,776)	(19,156)	(29,194)
Income tax expense	203	487	400	674
Net loss	(14,724)	(14,263)	(19,556)	(29,868)
Net loss attributable to non-controlling interest	(232)	(403)	(408)	(870)
Adjustment attributable to non-controlling interest	154	(177)	267	(307)
Net loss attributable to nCino, Inc.	$(14,646)	$(13,683)	$(19,415)	$(28,691)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.17)	$(0.14)	$(0.23)	$(0.30)
Weighted average number of common shares outstanding:
Basic and diluted	84,629,777	95,661,756	83,112,132	95,042,448
1Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2020	2021	2020	2021
Cost of subscription revenues	$242	$257	$303	$542
Cost of professional services revenues	2,282	1,340	2,548	2,672
Sales and marketing	3,346	1,977	3,661	3,730
Research and development	3,031	1,686	3,340	3,229
General and administrative	4,368	2,380	4,468	4,531
Total stock-based compensation expense	$13,269	$7,640	$14,320	$14,704

The Company recognized amortization expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2020	2021	2020	2021
Cost of subscription revenues	$378	$393	$747	$789
Sales and marketing	418	417	835	835
General and administrative	—	—	10	—
Total amortization expense	$796	$810	$1,592	$1,624

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2021	2020	2021
Revenues:
Subscription revenues	80.7%	81.1%	79.4%	81.4%
Professional services revenues	19.3	18.9	20.6	18.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	30.3	28.4	29.7	28.8
Cost of professional services revenues	113.3	89.5	100.7	94.6
Total cost of revenues	46.3	40.0	44.3	41.0
Gross profit	53.7	60.0	55.7	59.0
Operating expenses:
Sales and marketing	32.0	28.9	29.8	29.2
Research and development	31.4	28.0	28.1	28.0
General and administrative	22.5	23.0	19.1	24.0
Total operating expenses	85.9	79.9	77.0	81.2
Loss from operations	(32.2)	(19.9)	(21.3)	(22.2)
Non-operating income (expense):
Interest income	0.1	0.1	0.2	0.1
Interest expense	0.0	(0.5)	0.0	(0.5)
Other income (expense), net	2.3	(0.5)	0.6	(0.1)
Loss before income tax expense	(29.8)	(20.8)	(20.5)	(22.7)
Income tax expense	0.4	0.7	0.4	0.5
Net loss	(30.2)%	(21.5)%	(20.9)%	(23.2)%
Comparison of the Three and Six Months Ended July 31, 2020 and 2021
Revenues

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2020		2021		2020		2021
Revenues:
Subscription revenues	$39,351	80.7%	$53,934	81.1%	$74,182	79.4%	$104,967	81.4%
Professional services revenues	9,414	19.3	12,585	18.9	19,295	20.6	23,907	18.6
Total revenues	$48,765	100.0%	$66,519	100.0%	$93,477	100.0%	$128,874	100.0%
Subscription Revenues
Subscription revenues increased $14.6 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Of the increase, 83.4% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, and 16.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended July 31, 2020. Subscription revenues were 81.1% of total revenues for the three months ended July 31, 2021 compared to 80.7% of total revenues for the three months ended July 31, 2020, reflecting the growth in our installed base.
Subscription revenues increased $30.8 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. Of the increase, 87.4% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, and 12.6% was attributable to initial revenues from customers who did not contribute to subscription revenues during the six months ended July 31, 2020. Subscription revenues were 81.4% of total revenues for the six months ended July 31, 2021 compared to 79.4% of total revenues for the six months ended July 31, 2020, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $3.2 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services revenues increased $4.6 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2020		2021		2020		2021
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$11,920	30.3%	$15,308	28.4%	$22,019	29.7%	$30,254	28.8%
Cost of professional services revenues	10,667	113.3	11,267	89.5	19,434	100.7	22,620	94.6
Total cost of revenues	$22,587	46.3	$26,575	40.0	$41,453	44.3	$52,874	41.0
Gross profit	$26,178	53.7%	$39,944	60.0%	$52,024	55.7%	$76,000	59.0%
Cost of Subscription Revenues
Cost of subscription revenues increased $3.4 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, generating a gross margin for subscription revenues of 71.6% compared to a gross margin of 69.7% for the three months ended July 31, 2020. Costs related to Salesforce user fees increased $2.4 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $0.7 million as we added new employees. Other costs of subscription revenues increased $0.2 million due to other data center costs. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $8.2 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, generating a gross margin for subscription revenues of 71.2% compared to a gross margin of 70.3% for the six months ended July 31, 2020. Costs related to Salesforce user fees increased $5.5 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $1.9 million as we added new employees. Other costs of subscription revenues increased $0.6 million due to other data center costs. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $0.6 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, generating a gross margin for professional services of 10.5% compared to a gross margin of (13.3)% for the three months ended July 31, 2020. Excluding the effect of stock-based compensation expense, gross margin for professional services was 21.1% and 10.9% for the three months ended July 31, 2021 and 2020, respectively. For the three months ended July 31, 2021, personnel costs increased $0.4 million. Excluding the effect of stock-based compensation expense that is included in personnel costs, personnel costs increased $1.3 million due to increased headcount. Allocated overhead increased $0.1 million. Stock-based compensation expense, included in personnel costs, decreased $0.9 million, primarily as a result of lower RSU related stock-based compensation expense for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended July 31, 2020 compared to July 31, 2021. The increase in our professional services gross margin for the three months ended July 31, 2021 was primarily due to an improved mix and use of our billable resources on our professional services teams.
Cost of professional services revenues increased $3.2 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, generating a gross margin for professional services of 5.4% compared to a gross margin of (0.7)% for the six months ended July 31, 2020. Excluding the effect of stock-based compensation expense, gross margin for professional services was 16.6% and 12.5% for the six months ended July 31, 2021 and 2020, respectively. For the six months ended July 31, 2021, personnel costs increased $3.2 million for the professional services team compared to the prior year period due to increased headcount. Allocated overhead costs increased $0.3 million compared to the prior year period due to growth supporting our continued business expansion. These increases were partially offset by a $0.3 million decrease in reimbursable travel and related expenses for the professional service organization due to COVID-19 related travel restrictions. The increase in our professional services gross margin for the six months ended July 31, 2021 was primarily due to an improved mix and use of our billable resources on our professional services teams.
We expect the cost of professional services revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.
Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
($ in thousands)	2020		2021		2020		2021
Operating expenses:
Sales and marketing	$15,626	32.0%	$19,216	28.9%	$27,852	29.8%	$37,641	29.2%
Research and development	15,292	31.4	18,609	28.0	26,257	28.1	36,034	28.0
General and administrative	10,953	22.5	15,287	23.0	17,879	19.1	30,967	24.0
Total operating expenses	41,871	85.9	53,112	79.9	71,988	77.0	104,642	81.2
Loss from operations	$(15,693)	(32.2)%	$(13,168)	(19.9)%	$(19,964)	(21.3)%	$(28,642)	(22.2)%
Sales and Marketing
Sales and marketing expenses increased $3.6 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to an increase of $2.3 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. The increase in sales and marketing expenses also included an increase of $0.5 million in marketing costs, a $0.3 million increase in allocated overhead costs, a $0.3 million increase in outside consulting fees due to growth supporting our continued business expansion, and an increase of $0.2 million in sales-related travel costs. Stock-based compensation expense, included in personnel costs, decreased $1.4 million, primarily as a result of lower RSU related stock-based compensation expense for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended July 31, 2020 compared to July 31, 2021.
Sales and marketing expenses increased $9.8 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to an increase of $8.2 million in personnel costs resulting from an increase in headcount on the sales and marketing teams. Contributing to the increase in personnel costs was also expatriate tax equalization expenses of $1.2 million. The increase in sales and marketing expenses also included an increase of $1.0 million in marketing costs, a $0.4 million increase in allocated overhead costs, and a $0.5 million increase in outside consulting fees due to growth supporting our continued business expansion. The increase in sales and marketing expenses for the six months ended July 31, 2021 was partially offset by a decrease of $0.3 million in sales-related travel costs due to COVID-19-related travel restrictions.
Our sales and marketing headcount grew by 53 from July 31, 2020 to July 31, 2021. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.

Research and Development
Research and development expenses increased $3.3 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, primarily due to an increase of $2.1 million in personnel costs resulting from a continued increase in headcount, a $0.6 million increase in third party professional fees attributable to an increase in contract research and development spend, and a $0.6 million increase in allocated overhead costs due to growth supporting our continued business expansion. Stock-based compensation expense, included in personnel costs, decreased $1.3 million, primarily as a result of lower RSU related stock-based compensation expense for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended July 31, 2020 compared to July 31, 2021.
Research and development expenses increased $9.8 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, primarily due to an increase of $6.9 million in personnel costs resulting from a continued increase in headcount, a $2.0 million increase in third party professional fees attributable to an increase in contract research and development spend, and a $0.9 million increase in allocated overhead costs due to growth supporting our continued business expansion.
Our research and development headcount grew by 78 from July 31, 2020 to July 31, 2021. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new solutions and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $4.3 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Personnel costs decreased $0.7 million. Excluding the effect of stock-based compensation expense that is included in personnel costs, personnel costs increased $1.3 million from additional headcount as we continued to scale our business. Third party professional fees increased $3.5 million for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, mostly attributable to fees and expenses related to the Antitrust Matters (defined below) of $2.9 million and costs associated with being a public company. Allocated overhead and other general and administrative costs increased $1.3 million, which consisted primarily of an increase in insurance costs associated with being a public company. Stock-based compensation expense, included in personnel costs, decreased $2.0 million, primarily as a result of lower RSU related stock-based compensation expense for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. This contributed to increased stock-based compensation expense for the three months ended July 31, 2020 compared to July 31, 2021.
General and administrative expenses increased $13.1 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. Personnel costs increased $2.8 million from additional headcount as we continued to scale our business and also increased $0.8 million due to associated employer taxes with the exercises of certain stock-based transactions. Third party professional fees increased $7.5 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, mostly attributable to fees and expenses related to the Antitrust Matters of $6.1 million and costs associated with being a public company. Allocated overhead and other general and administrative costs increased $2.5 million, which consisted primarily of insurance costs associated with being a public company.
Our general and administrative headcount grew by 26 from July 31, 2020 to July 31, 2021. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses for our transition to, and continuing costs of, being a public company.
Effects of COVID-19
COVID-19 began affecting our business in our first quarter fiscal 2021. To date, we have not experienced a material increase in customers’ delaying purchase decisions or cancellations nor have we had a material impact from vendors and third-party service providers we rely on. Beginning in mid-March 2020, we implemented a company-wide work-from-home requirement for all of our employees and suspended all work-related travel. We have recently eased some of these restrictions, but substantially all of our employees continue to work remotely and work-related travel remains limited. In addition, we shifted most of our conferences and other marketing events to virtual for the foreseeable future. We expect these restrictions to stay in effect into future periods. To the extent COVID-19 has measurably affected our historical financial results, we have noted such effects in the discussion above. We are aware that there are effects of the COVID-19 pandemic in terms of efficiency, productivity, workforce retention and other matters that are not directly measurable. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments unknown and unpredictable at this time, including the ultimate duration, severity and spread of the pandemic, the effectiveness of COVID-19 vaccinations, the effects of pandemic on financial institutions generally as well as on our customers, their clients and on our business partners in particular, restrictions on travel and other actions that may be taken by governmental authorities and other factors. For further information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Operating Results—COVID-19 Effects on Demand for Our Solutions” and “Risk Factors—Uncertain or weakened economic conditions, including as a result of COVID-19, may adversely affect our industry, business, and results of operations," included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, and expenses related to the government antitrust investigation and related civil action disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q (the "Antitrust Matters"). Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe the fees and expenses related to the Antitrust Matters relate to the operating business and are operating expenses that would not have otherwise been incurred by the Company in the normal course of our business.
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

The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
($ in thousands)	2020	2021	2020	2021
GAAP loss from operations	$(15,693)	$(13,168)	$(19,964)	$(28,642)
Adjustments
Amortization of intangible assets	796	810	1,592	1,624
Stock-based compensation expense	13,269	7,640	14,320	14,704
Fees and expenses related to the Antitrust Matters	—	2,884	—	6,147
Total adjustments	14,065	11,334	15,912	22,475
Non-GAAP operating loss	$(1,628)	$(1,834)	$(4,052)	$(6,167)
Liquidity and Capital Resources
As of July 31, 2021, we had $399.4 million in cash and cash equivalents, and an accumulated deficit of $190.1 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.
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
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2021 and July 31, 2021, the redeemable non-controlling interest was $3.8 million and $2.5 million, respectively.

Cash Flows
Summary Cash Flow information for the six months ended July 31, 2020 and 2021 are set forth below.

	Six Months Ended July 31,
($ in thousands)	2020	2021
Net cash provided by operating activities	$31,906	$20,899
Net cash used in investing activities	(2,936)	(1,272)
Net cash provided by financing activities	267,891	9,105
Net Cash Provided by Operating Activities
The $20.9 million provided by operating activities in the six months ended July 31, 2021 reflects our net loss of $29.9 million, offset by $23.2 million in non-cash charges and $27.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $26.0 million increase in deferred revenue, as we expanded our customer base and renewed existing customers, a $3.8 million decrease in accounts receivable, a $1.7 million increase in accounts payable and accrued expenses and other liabilities, and a $1.7 million decrease in prepaid expenses and other assets. The cash generated by working capital accounts was partially offset by payments of $4.4 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, and a $1.3 million decrease in operating lease liabilities.
The $31.9 million provided by operating activities in the six months ended July 31, 2020 reflects our net loss of $19.6 million, offset by $20.9 million in non-cash charges and $30.6 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $25.2 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers, and a $12.6 million decrease in accounts receivable. The cash generated by working capital accounts was partially offset by payments of $3.6 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.5 million decrease in accounts payable and accrued expenses and other liabilities, and a $0.1 million decrease in deferred rent.
Net Cash Used in Investing Activities
We used $1.3 million and $2.9 million in investing activities in the six months ended July 31, 2021 and 2020, respectively, for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by Financing Activities
The $9.1 million provided by financing activities in the six months ended July 31, 2021 was comprised principally of $9.2 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by principal payments of $0.1 million on the financing obligation. The $267.9 million provided by financing activities in the six months ended July 31, 2020 was comprised principally of $268.4 million in proceeds from the IPO in July 2020, net of underwriting discounts and commissions, and $0.9 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $1.3 million in costs related to the IPO.
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
In May 2021, the Company entered into an agreement for approximately $2.6 million for renovations to our existing headquarters building that is anticipated to be completed in fiscal 2023.

For additional discussion on our leases and other contractual commitments, see Note 11 "Leases" and Note 12 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There were no material changes, other than the agreement referred to above, to our contractual obligations and commitments as of July 31, 2021 compared to January 31, 2021 as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 31, 2021.
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
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recent accounting pronouncements.
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
Based on the market value of our common stock held by non-affiliates as of July 31, 2021, we will cease to qualify as an emerging growth company as of January 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
At July 31, 2021, we had cash, cash equivalents and restricted cash of $399.7 million, which consisted primarily of bank deposits and money market accounts. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at July 31, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at July 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 12 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding certain legal proceedings in which we are involved, which is incorporated by reference into this Part II, Item 1.
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

nCino, Inc.

Date: September 1, 2021	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: September 1, 2021	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)