Form 10-Q
period 2021-10-31
NCINO, INC.
filed 2021-12-01
CIK 1566895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 96,749,427 shares of common stock, $0.0005 par value per share, as of November 26, 2021.

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
i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
nCino, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2021	October 31, 2021
		(Unaudited)
Assets
Current assets
Cash and cash equivalents (VIE: $7,425 and $4,722 at January 31, 2021 and October 31, 2021, respectively)	$371,425	$381,080
Accounts receivable, less allowance for doubtful accounts of $88 and $151 at January 31, 2021 and October 31, 2021, respectively	55,517	33,776
Costs capitalized to obtain revenue contracts, current portion, net	4,864	5,524
Prepaid expenses and other current assets	10,425	11,898
Total current assets	442,231	432,278
Property and equipment, net	29,943	53,916
Operating lease right-of-use assets, net	—	10,420
Costs capitalized to obtain revenue contracts, noncurrent, net	10,191	11,230
Goodwill	57,149	56,977
Intangible assets, net	23,137	20,678
Other long-term assets	750	1,044
Total assets	$563,401	$586,543
Liabilities, redeemable non-controlling interest, and stockholders’ equity
Current liabilities
Accounts payable	$1,634	$5,790
Accounts payable, related parties	4,363	5,236
Accrued commissions	12,500	7,021
Other accrued expenses	7,527	11,191
Deferred rent, current portion	203	—
Deferred revenue, current portion	89,141	86,825
Financing obligations, current portion	324	570
Operating lease liabilities, current portion	—	2,717
Total current liabilities	115,692	119,350
Operating lease liabilities, noncurrent	—	9,323
Deferred income taxes, noncurrent	368	582
Deferred rent, noncurrent	1,486	—
Deferred revenue, noncurrent	946	72
Financing obligations, noncurrent	15,939	33,190
Construction liability, noncurrent	—	5,899
Total liabilities	134,431	168,416
Commitments and contingencies (Notes 8, 12, and 13)
Redeemable non-controlling interest (Note 3)	3,791	2,360
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, and none issued and outstanding as of January 31, 2021 and October 31, 2021	—	—
Common stock, $0.0005 par value; 500,000,000 shares authorized as of January 31, 2021 and October 31, 2021; 93,643,759 and 96,691,631 shares issued and outstanding as of January 31, 2021 and October 31, 2021, respectively	47	48
Additional paid-in capital	585,956	619,063
Accumulated other comprehensive income (loss)	240	(14)
Accumulated deficit	(161,064)	(203,330)
Total stockholders’ equity	425,179	415,767
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$563,401	$586,543
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Revenues
Subscription (related parties $0, $0, $2,439, and $0, respectively)	$43,279	$57,085	$117,461	$162,052
Professional services	10,950	12,951	30,245	36,858
Total revenues	54,229	70,036	147,706	198,910
Cost of revenues
Subscription[1] (related party $9,067, $11,638, $25,277, and $33,358, respectively)	12,380	15,753	34,399	46,007
Professional services[1]	10,134	11,501	29,568	34,121
Total cost of revenues	22,514	27,254	63,967	80,128
Gross profit	31,715	42,782	83,739	118,782
Operating expenses
Sales and marketing[1]	14,175	20,586	42,027	58,227
Research and development[1]	15,077	19,956	41,334	55,990
General and administrative[1]	11,251	14,964	29,130	45,931
Total operating expenses	40,503	55,506	112,491	160,148
Loss from operations	(8,788)	(12,724)	(28,752)	(41,366)
Non-operating income (expense)
Interest income	78	57	289	173
Interest expense	—	(379)	—	(977)
Other income (expense), net	(260)	(255)	337	(325)
Loss before income tax expense	(8,970)	(13,301)	(28,126)	(42,495)
Income tax expense	309	356	709	1,030
Net loss	(9,279)	(13,657)	(28,835)	(43,525)
Net loss attributable to redeemable non-controlling interest (Note 3)	(292)	(389)	(700)	(1,259)
Adjustment attributable to redeemable non-controlling interest (Note 3)	76	368	343	61
Net loss attributable to nCino, Inc.	$(9,063)	$(13,636)	$(28,478)	$(42,327)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.10)	$(0.14)	$(0.33)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	91,600,203	96,431,082	85,962,141	95,510,413
1Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Cost of subscription revenues	$135	$179	$438	$721
Cost of professional services revenues	810	1,209	3,358	3,881
Sales and marketing	1,157	1,685	4,818	5,415
Research and development	1,066	1,351	4,406	4,580
General and administrative	2,125	1,421	6,593	5,952
Total stock-based compensation expense	$5,293	$5,845	$19,613	$20,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Net loss	$(9,279)	$(13,657)	$(28,835)	$(43,525)
Other comprehensive income (loss):
Foreign currency translation	(3)	163	776	(487)
Other comprehensive income (loss)	(3)	163	776	(487)
Comprehensive loss	(9,282)	(13,494)	(28,059)	(44,012)
Less comprehensive loss attributable to redeemable non-controlling interest:
Net loss attributable to redeemable non-controlling interest	(292)	(389)	(700)	(1,259)
Foreign currency translation attributable to redeemable non-controlling interest	(2)	(82)	167	(233)
Comprehensive loss attributable to redeemable non-controlling interest	(294)	(471)	(533)	(1,492)
Comprehensive loss attributable to nCino, Inc.	$(8,988)	$(13,023)	$(27,526)	$(42,520)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

			Three Months Ended October 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, July 31, 2020	91,122,356	$46	—	$—	—	$—	$567,314	$202	$(140,072)	$427,490
Exercise of stock options	836,920	—	—	—	—	—	2,998	—	—	2,998
Stock-based compensation	—	—	—	—	—	—	5,293	—	—	5,293
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(76)	—	(8,987)	(9,063)
Balance, October 31, 2020	91,959,276	$46	—	$—	—	$—	$575,529	$201	$(149,059)	$426,717

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, July 31, 2021	95,927,741	$48	$610,166	$(259)	$(190,062)	$419,893
Exercise of stock options	559,703	—	3,420	—	—	3,420
Stock issuance upon vesting of restricted stock units	204,187	—	—	—	—	—
Stock-based compensation	—	—	5,845	—	—	5,845
Other comprehensive income	—	—	—	245	—	245
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(368)	—	(13,268)	(13,636)
Balance, October 31, 2021	96,691,631	$48	$619,063	$(14)	$(203,330)	$415,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

			Nine Months Ended October 31, 2020
	Common Stock		Voting Common Stock		Non-voting Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 31, 2020	—	$—	75,596,007	$38	5,931,319	$3	$288,564	$(408)	$(120,924)	$167,273
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	9,269,000	5	—	—	—	—	268,370	—	—	268,375
Costs in connection with initial public offering	—	—	—	—	—	—	(4,534)	—	—	(4,534)
Exercise of stock options	837,420	—	325,530	—	—	—	3,859	—	—	3,859
Reclassification of voting and non-voting common stock	81,852,856	41	(75,921,537)	(38)	(5,931,319)	(3)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	19,613	—	—	19,613
Other comprehensive income	—	—	—	—	—	—	—	609	—	609
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	—	—	—	—	(343)	—	(28,135)	(28,478)
Balance, October 31, 2020	91,959,276	$46	—	$—	—	$—	$575,529	$201	$(149,059)	$426,717

	Nine Months Ended October 31, 2021
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 31, 2021	93,643,759	$47	$585,956	$240	$(161,064)	$425,179
Exercise of stock options	2,527,287	1	12,619	—	—	12,620
Stock issuance upon vesting of restricted stock units	520,585	—	—	—	—	—
Stock-based compensation	—	—	20,549	—	—	20,549
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss attributable to nCino, Inc., including adjustment to redeemable non-controlling interest	—	—	(61)	—	(42,266)	(42,327)
Balance, October 31, 2021	96,691,631	$48	$619,063	$(14)	$(203,330)	$415,767
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

nCino, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2020	2021
Cash flows from operating activities
Net loss attributable to nCino, Inc.	$(28,478)	$(42,327)
Net loss and adjustment attributable to redeemable non-controlling interest	(357)	(1,198)
Net loss	(28,835)	(43,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,425	6,139
Non-cash operating lease costs	—	1,847
Amortization of costs capitalized to obtain revenue contracts	3,521	4,157
Stock-based compensation	19,613	20,549
Deferred income taxes	96	192
Provision for bad debt	342	84
Net foreign currency losses	—	393
Change in operating assets and liabilities:
Accounts receivable	8,535	21,614
Accounts receivable, related parties	9,201	—
Costs capitalized to obtain revenue contracts	(4,531)	(5,848)
Prepaid expenses and other assets	(2,652)	(1,430)
Accounts payable and accrued expenses and other liabilities	(1,551)	1,887
Accounts payable, related parties	692	873
Deferred rent	(109)	—
Deferred revenue	19,413	(3,192)
Deferred revenue, related parties	(8,013)	—
Operating lease liabilities	—	(1,917)
Net cash provided by operating activities	21,147	1,823
Cash flows from investing activities
Purchases of property and equipment	(3,755)	(3,640)
Net cash used in investing activities	(3,755)	(3,640)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	268,375	—
Payments of costs related to initial public offering	(2,524)	—
Exercise of stock options	3,859	12,620
Principal payments on financing obligations	—	(181)
Net cash provided by financing activities	269,710	12,439
Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	298	(632)
Net increase in cash, cash equivalents, and restricted cash	287,400	9,990
Cash and cash equivalents, beginning of period	91,184	371,425
Cash, cash equivalents, and restricted cash, end of period	$378,584	$381,415

Cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$378,584	$381,080
Restricted cash included in other long-term assets	—	335
Total cash, cash equivalents, and restricted cash, end of period	$378,584	$381,415

Supplemental disclosure of cash flow information
Cash paid during the year for taxes, net of refunds	$587	$335
Cash paid during the year for interest on financing obligations	$—	$977
Supplemental disclosure of noncash investing and financing activities
Purchase of property and equipment, accrued but not paid	$116	$6,370
Building-leased facility acquired through financing obligation	$—	$17,678
Costs related to initial public offering, accrued but not paid	$241	$—
Costs related to initial public offering, reclassified from other long term assets to equity	$1,769	$—
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
On November 16, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Penny HoldCo, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Parent"), SimpleNexus, LLC, a Utah limited liability company ("SimpleNexus"), and certain other parties thereto providing for a merger transaction with the Company and SimpleNexus surviving as wholly-owned subsidiaries of Parent and the holders of shares of the Company's common stock, par value $0.0005 ("Company Common Stock") immediately prior to the effectuation of the merger transaction receiving a commensurate number of shares of Parent common stock, par value $0.0005 ("Parent Common Stock"). See Note 15 "Subsequent Event" for additional information regarding the Merger Agreement.
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
Concentration of Credit Risk and Significant Customers: The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company’s cash and cash equivalents exceeded the Federal deposit insurance limit at January 31, 2021 and October 31, 2021. The Company maintains its cash, cash equivalents and restricted cash with high-credit-quality financial institutions.
As of January 31, 2021, no individual customer represented more than 10% of accounts receivable and, as of October 31, 2021, one customer represented 34% of accounts receivable. For the three and nine months ended October 31, 2020 and 2021, no individual customer represented more than 10% of the Company’s total revenues.
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
A summary of activity in the allowance for doubtful accounts is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Balance, beginning of period	$622	$59	$—	$88
Charged to (recovery of) bad debt expense	(277)	89	342	84
Other	—	—	—	(24)
Translation adjustments	(3)	3	—	3
Balance, end of period	$342	$151	$342	$151
Leases: The Company determines if an arrangement is or contains a lease at inception date based on whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or financing, at the lease commencement date, which is the date the leased assets are made available for use. The Company accounts for lease and non-lease components as a single lease component for its facilities and equipment leases. The Company did not have any finance leases as of October 31, 2021.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company used the alternative transition method in which the Company is not required to restate or disclose the effects of applying this ASU for comparative periods. The Company elected the package of practical expedients which permits the Company to not reassess prior conclusions pertaining to lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements. In addition, the Company elected ongoing practical expedients including the option to not recognize right-of-use assets and lease liabilities for short term leases (leases with an original term of twelve months or less). The Company also elected the practical expedient to not separate lease and non-lease components for our facilities and equipment leases.
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
Recent Accounting Pronouncements Not Yet Adopted: In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard addresses diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for emerging growth companies following private company adoption dates in fiscal years beginning

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
after December 15, 2023, and for interim periods within those fiscal years, and early adoption is permitted. Since the Company will cease to qualify as an emerging growth company as of January 31, 2022, this ASU would be effective for the Company for its Annual Report on Form 10-K for the fiscal year ended January 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard to the Company's financial statements.
Note 3. Variable Interest Entity and Redeemable Non-Controlling Interest
In October 2019, the Company entered into an agreement with Japan Cloud Computing, L.P. and M30 LLC (collectively, the “Investors”) to engage in the investment, organization, management, and operation of nCino K.K. that is focused on the distribution of the Company’s products in Japan. In October 2019, the Company initially contributed $4.7 million in cash in exchange for 51% of the outstanding common stock of nCino K.K. As of October 31, 2021, the Company controls a majority of the outstanding common stock in nCino K.K.
All of the common stock held by the Investors is callable by the Company or puttable by the Investors at the option of the Investors or at the option of the Company beginning on the eighth anniversary of the agreement with the Investors. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the discrete revenues of nCino K.K. and the Company and may be settled, at the Company’s discretion, with Company stock or cash or a combination of the foregoing. As a result of the put right available to the Investors, the redeemable non-controlling interests in nCino K.K. are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheets. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interest was $0.5 million at October 31, 2021.
The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Balance, beginning of period	$4,384	$2,463	$4,356	$3,791
Net loss attributable to redeemable non-controlling interest (excluding adjustment to non-controlling interest)	(292)	(389)	(700)	(1,259)
Foreign currency translation	(2)	(82)	167	(233)
Adjustment to redeemable non-controlling interest	76	368	343	61
Balance, end of period	$4,166	$2,360	$4,166	$2,360
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of January 31, 2021 and October 31, 2021 because of the relatively short duration of these instruments.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following table summarizes the Company’s financial assets measured at fair value as of January 31, 2021 and October 31, 2021 and indicates the fair value hierarchy of the valuation:

	Fair value measurements on a recurring basis as of January 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$332,541	$—	$—
Total assets	$332,541	$—	$—

	Fair value measurements on a recurring basis as of October 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market accounts (included in cash and cash equivalents)	$329,501	$—	$—
Time deposits (included in other long-term assets)	335	—	—
Total assets	$329,836	$—	$—
All of the Company’s money market accounts are classified within Level 1 because the Company’s money market accounts are valued using quoted market prices in active exchange markets including identical assets.
Note 5. Revenues
Revenues by Geographic Area
Revenues by geographic region were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
United States	$47,635	$58,357	$132,155	$167,389
International	6,594	11,679	15,551	31,521
	$54,229	$70,036	$147,706	$198,910
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Contract Amounts
Accounts Receivable
Accounts receivable, less allowance for doubtful accounts, is as follows as of January 31, 2021 and October 31, 2021:

	As of January 31, 2021	As of October 31, 2021
Trade accounts receivable	$53,272	$31,027
Unbilled accounts receivable	1,814	1,873
Allowance for doubtful accounts	(88)	(151)
Other accounts receivable	519	1,027
Total accounts receivable, net	$55,517	$33,776
Deferred Revenue and Remaining Performance Obligations
Significant movements in the deferred revenue balance during the period consisted of increases due to payments received or due in advance prior to the transfer of control of the underlying performance obligations to the customer, which were offset by decreases due to revenues recognized in the period. During the nine months ended October 31, 2021, $82.2 million of revenues were recognized out of the deferred revenue balance as of January 31, 2021.
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
Remaining performance obligations were $717.7 million as of October 31, 2021. The Company expects to recognize approximately 59% of its remaining performance obligation as revenues in the next 24 months, approximately 32% more in the following 25 to 48 months, and the remainder thereafter.
Note 6. Property and Equipment
Property and equipment, net consisted of the following:

	As of January 31, 2021	As of October 31, 2021
Furniture and fixtures	$6,706	$7,045
Computers and equipment	5,039	6,181
Buildings and land[1]	16,300	33,978
Leasehold improvements	11,581	13,425
Construction in progress[2]	277	6,623
	39,903	67,252
Less accumulated depreciation	(9,960)	(13,336)
	$29,943	$53,916

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized depreciation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Cost of revenues	$346	$326	$935	$1,063
Sales and marketing	279	275	792	872
Research and development	361	467	941	1,313
General and administrative	136	159	362	461
Total depreciation expense	$1,122	$1,227	$3,030	$3,709
1The construction of a parking deck, which is an addition to our existing headquarters, began in fiscal 2022 and was completed during September 2021. Since we are considered the owners of the parking deck for accounting purposes, upon completion of the construction of the parking deck, $17.7 million was reclassified from construction in progress to buildings and land within property and equipment, net on the unaudited condensed consolidated balance sheets. See Note 12 "Commitments and Contingencies" for additional details.
2The increase in construction in progress is primarily due to construction for an additional office building that is on the property of our existing headquarters for which we are considered the owners for accounting purposes. See Note 12 "Commitments and Contingencies" for additional details including future commitments.
Note 7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amounts of goodwill was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Balance, beginning of period	$56,527	$56,740	$55,840	$57,149
Translation adjustments	(229)	237	458	(172)
Balance, end of period	$56,298	$56,977	$56,298	$56,977
Intangible assets
Intangible assets, net are as follows:

	As of January 31, 2021			As of October 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$6,320	$(2,295)	$4,025	$6,279	$(3,459)	$2,820
Customer relationships	21,721	(2,609)	19,112	21,719	(3,861)	17,858
Trademarks	128	(128)	—	128	(128)	—
	$28,169	$(5,032)	$23,137	$28,126	$(7,448)	$20,678

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
The Company recognized amortization expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Cost of subscription revenues	$386	$388	$1,133	$1,177
Sales and marketing	417	418	1,252	1,253
General and administrative	—	—	10	—
Total amortization expense	$803	$806	$2,395	$2,430
The expected future amortization expense for intangible assets as of October 31, 2021 is as follows:

Fiscal Year Ending January 31,
2022 (remaining)	$811
2023	3,239
2024	2,530
2025	1,670
2026	1,670
Thereafter	10,758
$20,678
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets, and other events.
Note 8. Reseller Agreement
The Company has a reseller agreement in place with a related party to utilize their platform and to develop the Company’s cloud-based banking software as an application within the related party’s hosted environment. In June 2020, this agreement was renegotiated and expires in June 2027 and will automatically renew in annual increments thereafter unless either party gives notice of non-renewal before the end of the initial term or the respective renewal term. Cost of subscription revenues in each of the three and nine months ended October 31, 2020 and 2021 substantially consists of fees paid for access to the related party’s platform, including their hosting infrastructure and data center operations. The Company has recorded expenses of $9.1 million and $11.6 million for the three months ended October 31, 2020 and 2021, respectively, and $25.3 million and $33.4 million for the nine months ended October 31, 2020 and 2021, respectively. See also Note 13 "Related-Party Transactions."
Note 9. Stockholders’ Equity
At October 31, 2021, the Company committed a total of 25,138,069 shares of common stock for future issuance as follows:

Issued and outstanding stock options	2,873,232
Nonvested issued and outstanding restricted stock units ("RSUs")	2,007,528
Possible issuance under stock plans	20,257,309
25,138,069

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the nine months ended October 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 31, 2021	5,467,012	$6.00
Granted	—	—
Expired or forfeited	(66,493)	14.79
Exercised	(2,527,287)	4.99
Outstanding, October 31, 2021	2,873,232	$6.68
Exercisable, October 31, 2021	2,528,860	$5.56
Fully vested or expected to vest, October 31, 2021	2,838,795	$6.58
As of October 31, 2021, there was $1.5 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements under the 2014 Stock Plan ("2014 Plan") and 2019 Equity Incentive Plan (as amended and restated, "2019 Plan"). That cost is expected to be recognized over a weighted average period of 1.26 years.
Restricted Stock Units
RSU activity during the nine months ended October 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 31, 2021	1,848,296	$22.07
Granted	812,025	70.01
Vested	(520,585)	20.83
Forfeited	(132,208)	34.37
Nonvested, October 31, 2021	2,007,528	$40.97
As of October 31, 2021, total unrecognized compensation expense related to non-vested RSUs was $58.5 million, adjusted for estimated forfeitures, based on the estimated fair value of the Company’s common stock at the time of grant. That cost is expected to be recognized over a weighted average period of 3.17 years.
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
The assumptions utilized for the ESPP shares for the nine months ended October 31, 2021 were as follows:

Nine Months Ended October 31,
2021
Expected life (in years)	0.5
Expected volatility	48.70%
Expected dividends	0.00%
Risk-free interest rate	0.05%
As of October 31, 2021, total unrecognized compensation expense related to the ESPP was $0.3 million. That cost is expected to be recognized over the remaining term of the initial offering period.
Note 11. Leases
Operating Leases
The Company leases its facilities and a portion of its equipment under various non-cancellable agreements, which expire at various times through July 2028, some of which include options to extend the leases for up to five years.
The components of lease expense for the three and nine months ended October 31, 2021 were as follows:

	Three Months Ended October 31, 2021	Nine Months Ended October 31, 2021
Operating lease expense	$733	$2,154
Short-term lease expense	226	619
Variable lease expense	63	210
Total	$1,022	$2,983
Supplemental cash flow information for the nine months ended October 31, 2021 related to operating leases was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$2,212
Right-of-use assets obtained in exchange for operating lease liabilities	1,771
The weighted-average remaining lease term and weighted-average discount rate for the Company's operating lease liabilities as of October 31, 2021 were 5.02 years and 4.4%, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
Future minimum lease payments as of October 31, 2021 were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022 (remaining)	$775
2023	3,054
2024	2,708
2025	1,895
2026	1,929
Thereafter	2,671
Total lease liabilities	13,032
Less: imputed interest	(992)
Total lease obligations	12,040
Less: current obligations	(2,717)
Long-term lease obligations	$9,323
Future minimum lease payments as of January 31, 2021, prior to our adoption of the new lease ASU, were as follows:

Fiscal Year Ending January 31,	Operating Leases
2022	$2,445
2023	1,937
2024	1,942
2025	1,630
2026	1,679
Thereafter	2,544
Total lease liabilities	$12,177
Note 12. Commitments and Contingencies
In addition to the operating lease commitments described in Note 11 "Leases", the Company has additional contractual commitments as described further below.
Purchase Commitments
The Company’s purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily licenses, entered into in the ordinary course of business.
Financing Obligations and Construction Liabilities
The Company entered into a new lease agreement for our headquarters in November 2020 with a new lessor. The lease goes through 2035 with options to renew. Due to a purchase option contained in the lease, the Company is deemed to have continuing involvement and is considered to be the owner of our headquarters for accounting purposes. As a result, the Company did not meet the criteria to apply sale-leaseback accounting and therefore, recorded an asset and corresponding financing obligation for $16.3 million at inception of the lease. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively.

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
In January 2021, the Company entered into an agreement for a parking deck which is an addition to our existing headquarters building. Due to the Company also being deemed to be the owner of the parking deck for accounting purposes, the costs associated with the construction of the parking deck were capitalized as construction in progress with a corresponding construction liability through construction. Upon completion of the parking deck in September 2021, for approximately $17.7 million, the costs of the construction in progress and the corresponding construction liability were reclassified to property and equipment, net and financing obligations on the unaudited condensed consolidated balance sheets, respectively. Upon expiration of the purchase option in the lease, the lease will be analyzed for applicable lease accounting.
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
Purchase commitments and future minimum lease payments required under financing obligations as of October 31, 2021 were as follows:

Fiscal Year Ending January 31,	Purchase commitments	Financing obligations - leased facility
2022 (remaining)	1,073	672
2023	5,356	2,712
2024	4,471	2,773
2025	3,040	2,835
2026	1,503	2,899
Thereafter	1,104	35,912
Total	$16,547	$47,803
Residual financing obligations and assets		10,104
Less: amount representing interest		(24,147)
Financing obligations		$33,760
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
On March 12, 2021, a putative class action complaint was filed in the United States District Court for the Eastern District of North Carolina (the "District Court"). The sole class representative in the suit is one individual alleging a contract, combination or conspiracy between and among the Company, Live Oak Bancshares, Inc. ("Live Oak") and Apiture, Inc. ("Apiture") not to solicit or hire each other’s employees in violation of Section 1 of the Sherman Act and N.C. Gen Stat. §§ 75-1 and 75-2. The complaint seeks treble damages and additional remedies, including restitution, disgorgement, reasonable attorneys’ fees, the costs of the suit, and pre-judgment and post judgment interest. The complaint does not allege any specific damages. On November 23, 2021, the District Court approved preliminary settlements between the plaintiff and defendant Live Oak in the amount of approximately $3.9 million and unnamed party Apiture in the amount of approximately $0.8 million. Although there can be no assurance with respect to the outcome of this matter, the Company believes the alleged claims are not meritorious and intends to defend itself vigorously.
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
Note 13. Related-Party Transactions
The Company’s main vendor is also an equityholder in the Company. Total payments related to the agreement with the related party are disclosed in Note 8. The Company also purchases services from this related party to assist in managing its own sales cycle, customer relationship management, and other business functions. The Company has a non-cancellable agreement with the related party for the purchase of services. In December 2020, this agreement was renewed for one year and expires in December 2021. Total payments to the related party for these services recorded to expenses were $0.3 million and $0.4 million for the three months ended October 31, 2020 and 2021, respectively, and $0.9 million and $1.2 million for the nine months ended October 31, 2020 and 2021, respectively, and $1.3 million and $0.2 million were in prepaid expenses and other current assets as of January 31, 2021 and October 31, 2021, respectively. Accounts payable to the related party were $4.4 million and $5.2 million at January 31, 2021 and October 31, 2021, respectively, included in accounts payable, related parties.
In the quarter ended July 31, 2020, certain equityholders ceased to qualify as related parties of the Company and the amounts disclosed related to them are accordingly presented through April 30, 2020 only. Included in revenues from three equityholders, who are also customers of the Company, is $0.0 million for the three months ended October 31, 2020 and $2.8 million for the nine months ended October 31, 2020.
The Company has a banking relationship with one of its former equityholders who was considered a related party. In the quarter ended July 31, 2020, the equityholder ceased to qualify as a related party of the Company and the amounts disclosed related to such former equityholder are accordingly presented as a related party through April 30, 2020 only. Included in interest income is $0.0 million for the three months ended October 31, 2020 and $0.1 million for the nine months ended October 31, 2020.
The Company entered into an agreement with one of its equityholders in May 2016 to spend an agreed-upon amount of funds over a three-year period to further the alliance between the two companies. In April 2019, the agreement was extended for an additional three years. As of October 31, 2021, the Company was in compliance with the terms of the

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
agreement. In the quarter ended July 31, 2020, the equityholder ceased to qualify as a related party of the Company and the amounts disclosed related to such equityholder are accordingly presented as a related party through April 30, 2020 only. No funds were spent under the agreement during the nine months ended October 31, 2020.
The Company entered into a Merger Agreement, as disclosed in Note 1 "Organization and Description of Business". Affiliates of Insight Partners are equityholders of SimpleNexus and certain other parties in connection with the transactions contemplated by the Merger Agreement, and other affiliates of Insight Partners are currently significant stockholders of the Company. See Note 15 "Subsequent Event" for additional information regarding the Merger Agreement.
Note 14. Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to nCino, Inc. by the weighted-average number of common shares outstanding for the fiscal period. Diluted loss per share is computed by giving effect to all potential weighted average dilutive common stock, including stock options issued and outstanding, nonvested RSUs issued and outstanding, and shares issuable pursuant to the ESPP. The dilutive effect of outstanding awards is reflected in diluted earnings per share by application of the treasury stock method. Diluted loss per share for the three months ended October 31, 2020 and 2021 and for the nine months ended October 31, 2020 and 2021 is the same as the basic loss per share as there was a net loss for those periods, and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted loss per share for periods presented are as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Basic and diluted loss per share:
Numerator
Net loss attributable to nCino, Inc.	$(9,063)	$(13,636)	$(28,478)	$(42,327)
Denominator
Weighted-average common shares outstanding	91,600,203	96,431,082	85,962,141	95,510,413
Basic and diluted loss per share attributable to nCino, Inc.	$(0.10)	$(0.14)	$(0.33)	$(0.44)
The weighted-average number of shares outstanding used in the computation of diluted loss per share does not include the effect of the following potential outstanding common stock because the effect would have been anti-dilutive:

	Nine Months Ended October 31,
	2020	2021
Stock options issued and outstanding	6,620,274	2,873,232
Nonvested RSUs issued and outstanding	1,834,626	2,007,528
Shares issuable pursuant to the ESPP	—	34,128
Note 15. Subsequent Event
On November 16, 2021, the Company entered into the Merger Agreement with Parent, SimpleNexus and certain other parties thereto, with the Company and SimpleNexus surviving as wholly-owned subsidiaries of Parent. The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company will pay to certain securityholders of SimpleNexus and certain blocker entities a total consideration of approximately $1.2 billion, subject to certain customary adjustments. The consideration to be paid to such securityholders will consist, in the aggregate, of approximately 80% Parent Common Stock (at a fixed value of $72.5250 per share, which is the average of the daily volume weighted average prices of the shares of the Company Common Stock for the 20 trading days prior to and including November 12, 2021) and approximately 20% in cash, subject to certain customary adjustments. Any securityholder of SimpleNexus or the blocker entities that is not an accredited investor will receive his, her or its portion of the merger consideration solely in cash

nCino, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and unless otherwise indicated)
and the securityholders that are accredited investors will receive proportionally more shares of Parent Common Stock and less cash. A portion of the cash consideration will also be held in escrow to serve as security for the potential payment of a customary post-closing purchase price adjustment, capped at the amount of such escrowed funds.
In connection with the transaction contemplated by the Merger Agreement, each share of the Company Common Stock, par value $0.0005, that is issued and outstanding immediately prior to the effectuation of the merger will automatically convert into an equivalent corresponding share of Parent Common Stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company Common Stock being converted. Accordingly, upon the consummation of the merger, the Company's stockholders immediately prior to the consummation of the merger will become the stockholders of the Parent. The stockholders of the Company will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in connection with the merger.
The merger will be conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporation. The conversion of stock will occur automatically. Following the consummation of the merger, Parent Common Stock shares will continue to trade on the Nasdaq Global Select Market on an uninterrupted basis under the symbol “NCNO” with a new CUSIP number. Immediately after consummation of the merger, Parent will have, on a consolidated basis, the same assets, businesses and operations as the Company had immediately prior to the consummation of the merger. As a result of the merger, Parent will become the successor issuer to the Company pursuant to 12g-3(a) of the Exchange Act and as a result the Parent Common Stock shares will be deemed registered under Section 12(b) of the Exchange Act.
The completion of the merger is subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any material applicable law or any order that has the effect of enjoining or otherwise prohibiting the completion of the mergers, (iii) the receipt of certain tax opinions, (iv) the absence of a material adverse effect on the Company and SimpleNexus, and (v) the authorization for listing of the shares of Parent Common Stock on Nasdaq. The closing of the transactions contemplated by the Merger Agreement is anticipated to occur in the fourth quarter of the Company’s fiscal year, ending January 31, 2022.
Affiliates of Insight Partners are equityholders of SimpleNexus and certain other parties in connection with the transactions contemplated by the Merger Agreement, and other affiliates of Insight Partners are currently significant stockholders of the Company (collectively, the “Insight Parties”). As such, and as a condition and material inducement to the willingness of the Company, Parent and other parties to enter into the Merger Agreement, Parent and the Insight Parties have entered into a restrictive covenant agreement with Parent providing for, among other things, the Insight Parties’ agreement not to sell or otherwise directly or indirectly dispose of approximately two-thirds of the shares of Parent Common Stock that will be held by the Insight Parties following the closing of the transactions contemplated by the Merger Agreement, on a pro forma basis, and assuming no sales by the Insight Parties of shares of the Company’s Common Stock prior to the closing of the transactions contemplated by the Merger Agreement. Following the closing of the transactions contemplated by the Merger Agreement, approximately one-third of this approximately two-thirds will be released from such restrictions on each of the six, nine and twelve month anniversaries of the closing of the transactions contemplated by the Merger Agreement.

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
We sell our solution directly through our business development managers, account executives, field sales engineers, and customer success managers. Our sales efforts in the United States are organized around financial institutions based on size, whereas internationally we focus our sales efforts by geography. To drive growth and serve customers in the EMEA region, we continue to expand headcount in our UK office. In fiscal 2020, we opened an office in Tokyo through our joint venture, nCino K.K., giving us another base of operations in APAC in addition to our Australian offices. As of October 31, 2021, we had 174 sales and sales support personnel in the United States, and 76 sales and support personnel in offices outside the United States.
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
For the three months ended October 31, 2020 and 2021, our total revenues were $54.2 million and $70.0 million, respectively, representing a 29.1% increase, and our subscription revenues were $43.3 million and $57.1 million, respectively, representing a 31.9% increase. Due to our continuing investment in growth, we recorded net losses attributable to nCino of $9.1 million and $13.6 million for the three months ended October 31, 2020 and 2021, respectively. For the nine months ended October 31, 2020 and 2021, our total revenues were $147.7 million and $198.9 million, respectively, representing a 34.7% increase, and our subscription revenues were $117.5 million and $162.1 million, respectively, representing a 38.0% increase. We had net losses attributable to nCino of $28.5 million and $42.3 million for the nine months ended October 31, 2020 and 2021, respectively.
Agreement and Plan of Merger
On November 16, 2021, the Company entered into the Merger Agreement with Parent, SimpleNexus and certain other parties thereto, with the Company and SimpleNexus surviving as wholly-owned subsidiaries of Parent. The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company will pay to certain securityholders of SimpleNexus and certain blocker entities a total consideration of approximately $1.2 billion, subject to certain customary adjustments. The consideration to be paid to such securityholders will consist, in the aggregate, of approximately 80% Parent Common Stock (at a fixed value of $72.5250 per share, which is the average of the daily volume weighted average prices of the shares of the Company Common Stock for the 20 trading days prior to and including November 12, 2021) and approximately 20% in cash, subject to certain customary adjustments. Any securityholder of SimpleNexus or the blocker entities that is not an accredited investor will receive his, her or its portion of the merger consideration solely in cash and the securityholders that are accredited investors will receive proportionally more shares of Parent Common Stock and less cash. A portion of the cash consideration will also be held in escrow to serve as security for the potential payment of a customary post-closing purchase price adjustment, capped at the amount of such escrowed funds.
In connection with the transaction contemplated by the Merger Agreement, each share of the Company Common Stock, par value $0.0005, that is issued and outstanding immediately prior to the effectuation of the merger will automatically convert into an equivalent corresponding share of Parent Common Stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of the Company Common Stock being converted. Accordingly, upon the consummation of the merger, the Company's stockholders immediately prior to the consummation of the merger will become the stockholders of the Parent. The stockholders of the Company will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares in connection with the merger.

The merger will be conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporation. The conversion of stock will occur automatically. Following the consummation of the merger, Parent Common Stock shares will continue to trade on the Nasdaq Global Select Market on an uninterrupted basis under the symbol “NCNO” with a new CUSIP number. Immediately after consummation of the merger, Parent will have, on a consolidated basis, the same assets, businesses and operations as the Company had immediately prior to the consummation of the merger. As a result of the merger, Parent will become the successor issuer to the Company pursuant to 12g-3(a) of the Exchange Act and as a result the Parent Common Stock shares will be deemed registered under Section 12(b) of the Exchange Act.
The completion of the merger is subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any material applicable law or any order that has the effect of enjoining or otherwise prohibiting the completion of the mergers, (iii) the receipt of certain tax opinions, (iv) the absence of a material adverse effect on the Company and SimpleNexus, and (v) the authorization for listing of the shares of Parent Common Stock on Nasdaq. The closing of the transactions contemplated by the Merger Agreement is anticipated to occur in the fourth quarter of the Company’s fiscal year, ending January 31, 2022.
Affiliates of Insight Partners are equityholders of SimpleNexus and certain other parties in connection with the transactions contemplated by the Merger Agreement, and other affiliates of Insight Partners are currently significant stockholders of the Company. As such, and as a condition and material inducement to the willingness of the Company, Parent and other parties to enter into the Merger Agreement, Parent and the Insight Parties have entered into a restrictive covenant agreement with Parent providing for, among other things, the Insight Parties’ agreement not to sell or otherwise directly or indirectly dispose of approximately two-thirds of the shares of Parent Common Stock that will be held by the Insight Parties following the closing of the transactions contemplated by the Merger Agreement, on a pro forma basis, and assuming no sales by the Insight Parties of shares of the Company’s Common Stock prior to the closing of the transactions contemplated by the Merger Agreement. Following the closing of the transactions contemplated by the Merger Agreement, approximately one-third of this approximately two-thirds will be released from such restrictions on each of the six, nine and twelve month anniversaries of the closing of the transactions contemplated by the Merger Agreement.
Factors Affecting Our Operating Results
Market Adoption of Our Solution. Our future growth depends on our ability to expand our reach to new financial institution customers and increase adoption with existing customers as they broaden their use of the nCino Bank Operating System within and across lines of business. Our success in growing our customer base and expanding adoption of our solution by existing customers requires a focused direct sales engagement and the ability to convince key decision makers at financial institutions to replace legacy third-party point solutions or internally developed software with the nCino Bank Operating System. In addition, growing our customer base will require us to increasingly penetrate markets outside the United States, which markets accounted for 16.7% of total revenues for the three months ended October 31, 2021, and 15.8% for the nine months ended October 31, 2021. For new customers, our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial institutions to 12 to 18 months or more for larger financial institutions. Reaching and converting potential customers requires that we continue to invest in the growth and success of our sales force both in the United States and internationally. In addition, key to landing new customers is our ability to successfully take our existing customers live and help them achieve measurable returns on their investment, thereby turning them into referenceable accounts. If we are unable to successfully address the foregoing challenges, our ability to grow our business and achieve profitability will be adversely affected, which may in turn reduce the value of our common stock.
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
General and Administrative. General and administrative expenses consist primarily of salaries, benefits and stock-based compensation associated with our executive, finance, legal, human resources, information technology, compliance and other administrative personnel. General and administrative expenses also include accounting, auditing and legal professional services fees, travel and other corporate-related expenses, and allocated overhead, as well as acquisition-related expenses, which primarily consists of third-party expenses related to announced acquisitions, such as legal professional services fees. We expect that general and administrative expenses will continue to increase as we scale our business and as we incur costs associated with being a new publicly-traded company, including legal, audit, and consulting fees.
Stock-Based Compensation
We have historically recorded stock-based compensation expense associated with stock options in cost of revenues and operating expenses as the related options vest. Beginning in the quarter ended July 31, 2020, we recorded stock-based compensation expenses associated with RSUs as cost of revenues and operating expenses as a liquidity-based vesting condition was satisfied upon the IPO. Stock-based compensation expense was $5.3 million and $5.8 million for the three months ended October 31, 2020 and 2021, respectively, and $19.6 million and $20.5 million for the nine months ended October 31, 2020 and 2021, respectively. After the IPO, stock-based compensation expense for both stock options and RSUs is recognized as the time-based vesting conditions under such awards are met.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables present our selected consolidated statements of operations data for three and nine months ended October 31, 2020 and 2021 in both dollars and as a percentage of total revenues, except as noted.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
($ in thousands, except share and per share amounts)
Revenues:
Subscription revenues	$43,279	$57,085	$117,461	$162,052
Professional services revenues	10,950	12,951	30,245	36,858
Total revenues	54,229	70,036	147,706	198,910
Cost of revenues:
Cost of subscription revenues[1]	12,380	15,753	34,399	46,007
Cost of professional services revenues[1]	10,134	11,501	29,568	34,121
Total cost of revenues	22,514	27,254	63,967	80,128
Gross profit	31,715	42,782	83,739	118,782
Operating expenses:
Sales and marketing[1]	14,175	20,586	42,027	58,227
Research and development[1]	15,077	19,956	41,334	55,990
General and administrative[1]	11,251	14,964	29,130	45,931
Total operating expenses	40,503	55,506	112,491	160,148
Loss from operations	(8,788)	(12,724)	(28,752)	(41,366)
Non-operating income (expense):
Interest income	78	57	289	173
Interest expense	—	(379)	—	(977)
Other income (expense), net	(260)	(255)	337	(325)
Loss before income tax expense	(8,970)	(13,301)	(28,126)	(42,495)
Income tax expense	309	356	709	1,030
Net loss	(9,279)	(13,657)	(28,835)	(43,525)
Net loss attributable to non-controlling interest	(292)	(389)	(700)	(1,259)
Adjustment attributable to non-controlling interest	76	368	343	61
Net loss attributable to nCino, Inc.	$(9,063)	$(13,636)	$(28,478)	$(42,327)
Net loss per share attributable to nCino, Inc.:
Basic and diluted	$(0.10)	$(0.14)	$(0.33)	$(0.44)
Weighted average number of common shares outstanding:
Basic and diluted	91,600,203	96,431,082	85,962,141	95,510,413
1Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2020	2021	2020	2021
Cost of subscription revenues	$135	$179	$438	$721
Cost of professional services revenues	810	1,209	3,358	3,881
Sales and marketing	1,157	1,685	4,818	5,415
Research and development	1,066	1,351	4,406	4,580
General and administrative	2,125	1,421	6,593	5,952
Total stock-based compensation expense	$5,293	$5,845	$19,613	$20,549

The Company recognized amortization expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2020	2021	2020	2021
Cost of subscription revenues	$386	$388	$1,133	$1,177
Sales and marketing	417	418	1,252	1,253
General and administrative	—	—	10	—
Total amortization expense	$803	$806	$2,395	$2,430

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2021	2020	2021
Revenues:
Subscription revenues	79.8%	81.5%	79.5%	81.5%
Professional services revenues	20.2	18.5	20.5	18.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	28.6	27.6	29.3	28.4
Cost of professional services revenues	92.5	88.8	97.8	92.6
Total cost of revenues	41.5	38.9	43.3	40.3
Gross profit	58.5	61.1	56.7	59.7
Operating expenses:
Sales and marketing	26.1	29.4	28.5	29.3
Research and development	27.8	28.5	28.0	28.1
General and administrative	20.7	21.4	19.7	23.1
Total operating expenses	74.6	79.3	76.2	80.5
Loss from operations	(16.1)	(18.2)	(19.5)	(20.8)
Non-operating income (expense):
Interest income	0.1	0.1	0.2	0.1
Interest expense	0.0	(0.5)	0.0	(0.5)
Other income (expense), net	(0.5)	(0.4)	0.2	(0.2)
Loss before income tax expense	(16.5)	(19.0)	(19.1)	(21.4)
Income tax expense	0.6	0.5	0.5	0.5
Net loss	(17.1)%	(19.5)%	(19.6)%	(21.9)%
Comparison of the Three and Nine Months Ended October 31, 2020 and 2021
Revenues

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2020		2021		2020		2021
Revenues:
Subscription revenues	$43,279	79.8%	$57,085	81.5%	$117,461	79.5%	$162,052	81.5%
Professional services revenues	10,950	20.2	12,951	18.5	30,245	20.5	36,858	18.5
Total revenues	$54,229	100.0%	$70,036	100.0%	$147,706	100.0%	$198,910	100.0%
Subscription Revenues
Subscription revenues increased $13.8 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. Of the increase, 75.6% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, and 24.4% was attributable to initial revenues from customers who did not contribute to subscription revenues during the three months ended October 31, 2020. Subscription revenues were 81.5% of total revenues for the three months ended October 31, 2021 compared to 79.8% of total revenues for the three months ended October 31, 2020, reflecting the growth in our installed base.
Subscription revenues increased $44.6 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. Of the increase, 77.0% was attributable to increased revenues from existing customers as additional seats were activated in accordance with contractual terms and customers expanded their adoption of our solution, and 23.0% was attributable to initial revenues from customers who did not contribute to subscription revenues during the nine months ended October 31, 2020. Subscription revenues were 81.5% of total revenues for the nine months ended October 31, 2021 compared to 79.5% of total revenues for the nine months ended October 31, 2020, reflecting the growth in our installed base.
Professional Services Revenues
Professional services revenues increased $2.0 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration, and training services were required.
Professional services revenues increased $6.6 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to the addition of new customers as well as expanded adoption by existing customers within and across lines of business where implementation, configuration and training services were required.
Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2020		2021		2020		2021
Cost of revenues (percentage shown in comparison to related revenues):
Cost of subscription revenues	$12,380	28.6%	$15,753	27.6%	$34,399	29.3%	$46,007	28.4%
Cost of professional services revenues	10,134	92.5	11,501	88.8	29,568	97.8	34,121	92.6
Total cost of revenues	$22,514	41.5	$27,254	38.9	$63,967	43.3	$80,128	40.3
Gross profit	$31,715	58.5%	$42,782	61.1%	$83,739	56.7%	$118,782	59.7%
Cost of Subscription Revenues
Cost of subscription revenues increased $3.4 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, generating a gross margin for subscription revenues of 72.4% compared to a gross margin of 71.4% for the three months ended October 31, 2020. Costs related to Salesforce user fees increased $2.6 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $0.4 million as we added new employees. Other costs of subscription revenues increased $0.3 million due to other data center costs. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of subscription revenues increased $11.6 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, generating a gross margin for subscription revenues of 71.6% compared to a gross margin of 70.7% for the nine months ended October 31, 2020. Costs related to Salesforce user fees increased $8.1 million as we continued to add new customers and sell additional functionality to existing customers, and personnel costs increased $2.3 million as we added new employees. Other costs of subscription revenues increased $0.9 million due to other data center costs. We expect the cost of subscription revenues will continue to increase in absolute dollars as the number of users of the nCino Bank Operating System grows.
Cost of Professional Services Revenues
Cost of professional services revenues increased $1.4 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, generating a gross margin for professional services of 11.2% compared to a gross margin of 7.5% for the three months ended October 31, 2020. For the three months ended October 31, 2021, personnel costs increased $1.2 million primarily due to increased headcount. The increase in our professional services gross margin for the three months ended October 31, 2021 was primarily due to an improved mix and use of our billable resources on our professional services teams.
Cost of professional services revenues increased $4.6 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, generating a gross margin for professional services of 7.4% compared to a gross margin of 2.2% for the nine months ended October 31, 2020. For the nine months ended October 31, 2021, personnel costs increased $4.4 million for the professional services team compared to the prior year period primarily due to increased headcount. The increase in our professional services gross margin for the nine months ended October 31, 2021 was primarily due to an improved mix and use of our billable resources on our professional services teams.
We expect the cost of professional services revenues to increase in absolute dollars in the near term as we add new customer subscriptions where we provide professional services.
Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
($ in thousands)	2020		2021		2020		2021
Operating expenses:
Sales and marketing	$14,175	26.1%	$20,586	29.4%	$42,027	28.5%	$58,227	29.3%
Research and development	15,077	27.8	19,956	28.5	41,334	28.0	55,990	28.1
General and administrative	11,251	20.7	14,964	21.4	29,130	19.7	45,931	23.1
Total operating expenses	40,503	74.6	55,506	79.3	112,491	76.2	160,148	80.5
Loss from operations	$(8,788)	(16.1)%	$(12,724)	(18.2)%	$(28,752)	(19.5)%	$(41,366)	(20.8)%
Sales and Marketing
Sales and marketing expenses increased $6.4 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to an increase of $4.7 million in personnel costs resulting mainly from an increase in headcount on the sales and marketing teams. Also contributing to the increase in personnel costs was expatriate tax equalization expenses of $1.2 million. The increase in sales and marketing expenses also included an increase of $1.1 million in marketing costs, an increase of $0.4 million in sales-related travel costs, and an increase of $0.2 million in allocated overhead costs.
Sales and marketing expenses increased $16.2 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to an increase of $12.9 million in personnel costs resulting mainly from an increase in headcount on the sales and marketing teams. Also contributing to the increase in personnel costs was expatriate tax equalization expenses of $2.6 million. The increase in sales and marketing expenses also included an increase of $2.1 million in marketing costs, an increase of $0.1 million in sales-related travel costs, an increase of $0.6 million in allocated overhead costs, and an increase of $0.5 million in outside consulting fees due to growth supporting our continued business expansion.
Our sales and marketing headcount grew by 52 from October 31, 2020 to October 31, 2021. We expect sales and marketing expenses to increase in absolute dollars as we invest in expanding our customer base and user adoption.
Research and Development
Research and development expenses increased $4.9 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to an increase of $4.2 million in personnel costs resulting mainly from a continued increase in headcount, a $0.6 million increase in allocated overhead costs due to growth supporting our continued business expansion, and a $0.1 million increase in third party professional fees attributable to an increase in contract research and development spend.
Research and development expenses increased $14.7 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to an increase of $11.1 million in personnel costs resulting mainly from a continued increase in headcount, a $2.1 million increase in third party professional fees attributable to an increase in contract research and development spend, and a $1.5 million increase in allocated overhead costs due to growth supporting our continued business expansion.

Our research and development headcount grew by 91 from October 31, 2020 to October 31, 2021. We expect research and development expenses to increase in absolute dollars due to higher headcount as we continue to develop new solutions and further enhance the nCino Bank Operating System.
General and Administrative
General and administrative expenses increased $3.7 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. Personnel costs increased $0.6 million. Excluding the effect of stock-based compensation expense that is included in personnel costs, personnel costs increased $1.3 million primarily from additional headcount as we continued to scale our business. Third party professional fees increased $2.1 million for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, mostly attributable to a $2.0 million increase in fees and expenses related to the Antitrust Matters (defined below) and a $0.9 million increase in acquisition-related expenses for an announced acquisition, partially offset by a $0.8 million decrease in other professional fees. Allocated overhead and other general and administrative costs increased $0.8 million, which includes an increase in insurance costs associated with being a public company, and an increase in travel-related costs of $0.2 million. Stock-based compensation expense, included in personnel costs, decreased $0.7 million overall due to reversals of stock-based compensation expense as a result of forfeited awards.
General and administrative expenses increased $16.8 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. Personnel costs increased $3.4 million. Excluding the effect of stock-based compensation expense that is included in personnel costs, personnel costs increased $4.0 million primarily from additional headcount as we continued to scale our business and $0.9 million due to associated employer taxes with the exercises of certain stock-based transactions. Third party professional fees increased $9.6 million for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, mostly attributable to a $8.2 million increase in fees and expenses related to the Antitrust Matters and a $0.9 million increase in acquisition-related expenses for an announced acquisition. Allocated overhead and other general and administrative costs increased $3.3 million, which includes an increase in insurance costs associated with being a public company, and an increase in travel-related costs of $0.4 million. Stock-based compensation expense, included in personnel costs, decreased $0.6 million overall due to reversals of stock-based compensation expense as a result of forfeited awards.
Our general and administrative headcount grew by 26 from October 31, 2020 to October 31, 2021. We expect general and administrative expenses to increase in absolute dollars in the near term, primarily due to higher headcount to support our continued growth, fees and expenses related to the Antitrust Matters, and additional expenses for our transition to, and continuing costs of, being a public company.
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
Non-GAAP operating loss. Non-GAAP operating loss is defined as loss from operations as reported in our unaudited condensed consolidated statements of operations excluding the impact of amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, and expenses related to the government antitrust investigation and related civil action disclosed in Note 12 "Commitments and Contingencies" of Part I, Item I of this Quarterly Report on Form 10-Q (the "Antitrust Matters"). Non-GAAP operating loss is widely used by securities analysts, investors, and other interested parties to evaluate the profitability of companies. Non-GAAP operating loss eliminates potential differences in performance caused by variations in the extent to which intangible assets are identifiable (affecting relative amortization expense). We do not believe acquisition-related expenses for announced acquisitions and fees and expenses related to the Antitrust Matters are indicative of the Company's ongoing operating performance and hinder comparability with prior and future performance.
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
The following table reconciles non-GAAP operating loss to loss from operations, the most directly comparable financial measure, calculated and presented in accordance with GAAP (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
($ in thousands)	2020	2021	2020	2021
GAAP loss from operations	$(8,788)	$(12,724)	$(28,752)	$(41,366)
Adjustments
Amortization of intangible assets	803	806	2,395	2,430
Stock-based compensation expense	5,293	5,845	19,613	20,549
Acquisition-related expenses	—	902	—	902
Fees and expenses related to the Antitrust Matters	—	2,021	—	8,168
Total adjustments	6,096	9,574	22,008	32,049
Non-GAAP operating loss	$(2,692)	$(3,150)	$(6,744)	$(9,317)
Liquidity and Capital Resources
As of October 31, 2021, we had $381.1 million in cash and cash equivalents, and an accumulated deficit of $203.3 million. Our net losses have been driven by our investments in developing the nCino Bank Operating System, expanding our sales and marketing organization, and scaling our finance and administrative functions to support our rapid growth. We expect to continue to incur operating losses for the foreseeable future.

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
We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts to enhance the nCino Bank Operating System and introduce new applications, market acceptance of our solution, the continued expansion of our sales and marketing activities, investments in office facilities and other capital expenditure requirements, and any potential future acquisitions. We may from time-to-time seek to raise additional capital to support our growth. Any equity financing we may undertake could be dilutive to our existing stockholders, and any debt financing we may undertake could require debt service and financial and operational covenants that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. We currently intend to use cash on our balance sheet to fund the cash portion of the merger with SimpleNexus.
nCino K.K.
In fiscal 2020, we established nCino K.K., a Japanese company in which we own a controlling interest, for purposes of facilitating our entry into the Japanese market. We have consolidated the results of operations and financial condition of nCino K.K. since its inception. Pursuant to an agreement with the holders of the non-controlling interest in nCino K.K., beginning in 2027 we may redeem the non-controlling interest, or be required to redeem such interest by the holders thereof, based on a prescribed formula derived from the relative revenues of nCino K.K. and the Company. The balance of the redeemable non-controlling interest is reported on our balance sheet below total liabilities but above stockholders’ equity at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. As of January 31, 2021 and October 31, 2021, the redeemable non-controlling interest was $3.8 million and $2.4 million, respectively.
Cash Flows
Summary Cash Flow information for the nine months ended October 31, 2020 and 2021 are set forth below:

	Nine Months Ended October 31,
($ in thousands)	2020	2021
Net cash provided by operating activities	$21,147	$1,823
Net cash used in investing activities	(3,755)	(3,640)
Net cash provided by financing activities	269,710	12,439
Net Cash Provided by Operating Activities
The $1.8 million provided by operating activities in the nine months ended October 31, 2021 reflects our net loss of $43.5 million, offset by $33.3 million in non-cash charges and $12.0 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, amortization of costs capitalized to obtain revenue contracts and non-cash operating lease costs. Cash generated by working capital accounts was principally a function of a $21.6 million decrease in accounts receivable, a $2.7 million increase in accounts payable and accrued expenses and other liabilities. The cash generated by working capital accounts was partially offset by payments of $5.8 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $3.2 million decrease in deferred revenue, a $1.9 million decrease in operating lease liabilities, and a $1.4 million increase in prepaid expenses and other assets.
The $21.1 million provided by operating activities in the nine months ended October 31, 2020 reflects our net loss of $28.8 million, offset by $29.0 million in non-cash charges and $20.9 million generated by changes in working capital accounts. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization, and amortization of costs capitalized to obtain revenue contracts. Cash generated by working capital accounts was principally a function of a $17.7 million decrease in accounts receivable and a $11.4 million increase in our deferred revenue, as we expanded our customer base and renewed existing customers. The cash generated by working capital accounts was partially offset by payments of $4.5 million of capitalized costs to obtain revenue contracts, which consisted primarily of sales commissions, a $2.7 million increase in prepaid expenses and other assets, a $0.9 million decrease in accounts payable and accrued expenses and other liabilities, and a $0.1 million decrease in deferred rent.
Net Cash Used in Investing Activities
We used $3.6 million and $3.8 million in investing activities in the nine months ended October 31, 2021 and 2020, respectively, for the purchase of property and equipment and leasehold improvements to support the expansion of our business.
Net Cash Provided by Financing Activities
The $12.4 million provided by financing activities in the nine months ended October 31, 2021 was comprised principally of $12.6 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by principal payments of $0.2 million on financing obligations. The $269.7 million provided by financing activities in the nine months ended October 31, 2020 was comprised principally of $268.4 million in proceeds from the IPO in July 2020, net of underwriting discounts and commissions, and $3.8 million of proceeds from the exercise of stock options. The cash provided by financing activities was partially reduced by payments of $2.5 million in costs related to the IPO.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of October 31, 2021:

	Payment due by period (in thousands)
($ in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	775	5,762	3,824	2,671	13,032
Financing obligations - leased facility	672	5,485	5,734	35,912	47,803
Purchase commitments	1,073	9,827	4,543	1,104	16,547
Total	$2,520	$21,074	$14,101	$39,687	$77,382
For additional discussion on our leases, financing obligations and other contractual commitments, see Note 11 "Leases", Note 12 "Commitments and Contingencies", and Note 15 "Subsequent Event" of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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

Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies" of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
Interest Rate Risk
At October 31, 2021, we had cash, cash equivalents and restricted cash of $381.4 million, which consisted primarily of bank deposits and money market accounts. Interest-earning instruments carry a degree of interest rate risk. However, our historical interest income has not fluctuated significantly. A hypothetical 10% change in interest rates would not have had a material impact on our financial results included in this Quarterly Report on Form 10-Q. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at October 31, 2021, the last day of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, at October 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of November 16, 2021, by and among nCino, Inc., Penny HoldCo, Inc., Dollar Merger Sub, Inc., Penny Merger Sub, LLC, Simple Nexus, LLC, Insight Venture Partners, LLC, and the other parties thereto	8-K	001-39380	2.1	November 17, 2021
3.1	Form of Amended and Restated Certificate of Incorporation of nCino, Inc.	S-1/A	333-239335	3.1	July 6, 2020
3.2	Form of Amended and Restated Bylaws of nCino, Inc.	S-1/A	333-239335	3.2	July 6, 2020
10.1+	Restrictive Covenant Agreement, dated as of November 16, 2021, by and among nCino, Inc. and the Insight Parties thereto	8-K	001-39380	10.1	November 17, 2021
10.2++	Parking Deck Rent Adjustment Notice					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+	Certain schedules and exhibits to this agreement have been omitted pursuant to Items 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.
++	Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

nCino, Inc.

Date: December 1, 2021	By:	/s/ Pierre Naudé
Pierre Naudé President and Chief Executive Officer; Director (Principal Executive Officer)

Date: December 1, 2021	By:	/s/ David Rudow
David Rudow Chief Financial Officer and Treasurer (Principal Financial Officer)